Form 10QSB
period 1996-03-31
DOVE AUDIO INC
filed 1996-05-14
CIK 930436

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       March 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

                         Commission file number      0-24984

                                DOVE AUDIO, INC.
              Exact name of registrant as specified in its charter)

           California                                           95-4015834
(State or other jurisdiction of                             (I.R.S. employer
 incorporation or organization)                             identification no.)

         301 N. Canon Drive, Suite 207, Beverly Hills, California 90210
               (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code (310) 273-7722 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                              ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

 State the numbers of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 4,884,166

           Transitional Small Business Disclosure Format (Check one):

                                 Yes       No  X
                                     ---      ---

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                                DOVE AUDIO, INC.
                           Consolidated Balance Sheet
                                 March 31, 1996


                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                             5,052,000
   Marketable securities                                                   377,000
   Accounts receivable, net of allowances of $2,181,000                  2,356,000
   Inventory                                                             4,006,000
   Prepaid expenses and other assets                                       150,000
   Deferred tax asset - Note 5                                             223,000
                                                                      ------------
         Total current assets                                           12,174,000

PRODUCTION MASTERS - Note 3                                              3,055,000

FILM COSTS, net - Note 4                                                 1,060,000

PROPERTY AND EQUIPMENT                                                   2,767,000
                                                                      ------------
         Total assets                                                  $19,056,000
                                                                      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                               $ 1,927,000
   Notes payable - Note 6                                                1,937,000
   Royalties payable                                                       301,000
   Advances and deferred income                                            389,000
                                                                      ------------
         Total current liabilities                                       4,554,000

COMMITMENTS AND CONTINGENCIES - Note 8                                     -

SHAREHOLDERS' EQUITY - Note 9
   Preferred stock .01 par value; 2,000,000 shares authorized
      and 214,113 shares, Series A, issued and outstanding                 856,000

   Common stock .01 par value; 20,000,000 shares authorized and
      4,884,166 issued and outstanding                                      49,000
   Additional paid-in capital                                           14,761,000
   Accumulated deficit                                                  (1,164,000)
                                                                      ------------

         Total shareholders' equity                                     14,502,000
                                                                       -----------
         Total liabilities and shareholders' equity                    $19,056,000
                                                                       ===========


          See accompanying notes to consolidated financial statements.

                                DOVE AUDIO, INC.

                        Consolidated Statements of Income



                                                       For the Quarters Ended March 31,
                                                       --------------------------------
                                                           1996               1995
                                                       ------------       -------------
REVENUES - Note 10
   Publishing, Net                                       $4,138,000       $2,190,000
   Film                                                   3,259,000           28,000
                                                         ----------       ----------
                                                          7,397,000        2,218,000

COST OF SALES                                             2,886,000        1,335,000

FILM AMORTIZATION                                         2,435,000                -
                                                         ----------       ----------
                                                          2,076,000          883,000
SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES - Note 7                       1,292,000          811,000
                                                         ----------       ----------

      Income from operations                                784,000           72,000

NET INTEREST INCOME (EXPENSE)                                48,000          (19,000)

   Income before income taxes                               832,000           53,000

PROVISION FOR INCOME TAXES - Note 5                      $  331,000           20,000

   Net income                                            $  501,000       $   33,000
                                                         ==========       ==========


   Net income per share                                  $      .10       $      .01
                                                         ==========       ==========

   Weighted average number of
      shares outstanding                                  5,263,000        3,934,000
                                                         ==========       ==========




          See accompanying notes to consolidated financial statements.

                                DOVE AUDIO, INC.
                      Consolidated Statements of Cash Flows

                                                                                 For the Quarters Ended
                                                                           --------------------------------
                                                                                       March 31,
                                                                           --------------------------------
                                                                               1996                 1995
                                                                           -----------         ------------
OPERATING ACTIVITIES
   Net income                                                              $   501,000         $     33,000
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
       Depreciation                                                             56,000               15,000
       Amortization of production masters                                    1,031,000              274,000
       Amortization of film costs                                            2,435,000                    -
       Changes in operating assets and liabilities
         Accounts receivable                                                  (749,000)           2,808,000
         Deferred tax asset                                                     (3,000)              20,000
         Inventory                                                            (301,000)            (198,000)
         Film costs                                                           (344,000)            (100,000)
         Expenditures for production masters                                (1,328,000)            (537,000)
         Prepaid expenses and other assets                                     452,000               (8,000)
         Accounts payable and accrued expenses                                (210,000)             (18,000)
         Royalties payable                                                     (40,000)             (54,000)
         Income taxes                                                                -             (162,000)
         Advances and deferred revenue                                      (2,561,000)            (328,000)
                                                                           -----------         ------------
            Net cash provided by (used in) operating activities             (1,061,000)           1,745,000
                                                                           -----------         ------------
INVESTING ACTIVITIES
   Purchase of marketable securities                                          (214,000)                   -
   Purchases of property and equipment                                        (117,000)             (58,000)
                                                                           -----------         ------------
            Net cash used in investing activities                             (331,000)             (58,000)

FINANCING ACTIVITIES
   Proceeds from sale of common stock                                        1,498,000              729,000
   Proceeds of bank borrowings                                                       -              500,000
   Repayments of notes payable                                                       -           (1,004,000)
                                                                           -----------         ------------

             Net cash provided by financing activities                       1,498,000              225,000
                                                                           -----------         ------------
             Net increase in cash and cash equivalent                          106,000            1,912,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF QUARTER                            4,946,000              503,000
                                                                           -----------         ------------

CASH AND CASH EQUIVALENTS AT END OF QUARTER
                                                                           $ 5,052,000         $  2,415,000
                                                                           ===========         ============
SUPPLEMENTAL CASH FLOW INFORMATION
      Cash paid for interest
      Cash paid for income taxes                                           $     7,000         $     33,000
                                                                                    --         $    245,000


          See accompanying notes to consolidated financial statements.

                                DOVE AUDIO, INC.
                   Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION, ORGANIZATION AND BUSINESS

         The accompanying consolidated financial statements of Dove Audio, Inc. ("the Company") are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of results to be expected for the full fiscal year.

         Dove Audio, Inc. is engaged in the business of producing and distributing books on tape (audio books). The Company acquires audio publishing rights for specific titles or groups of titles on a worldwide basis, in perpetuity and often including interactive media applications. The Company is also engaged in the publication of printed books; the development and production of movies-for-television, mini-series and videos; and the acquisition and distribution of feature films.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

         Production Masters

         Production masters are stated at cost net of accumulated amortization. Costs incurred for production masters, including non-refundable advances, royalties paid to authors and readers, as well as recording and design costs, are capitalized and amortized over a two-year period from the time a title is initially distributed, consistent with the estimated revenue for a title. For audio and printed book titles released prior to January 1, 1996, this has generally resulted in amortization of approximately 80% of a title's production master costs in the initial quarter of release, with the remaining 20% amortized in the fifth quarter of release. Based on management's current estimates with respect to the timing of revenues, audio titles released on or after January 1, 1996 are amortized on a quarter-by-quarter basis over a two year period. This will result in approximately 80% of such an audio title's production master cost being amortized in the initial year of release. The effect of this change on the first quarter of 1996 was to reduce the production master amortization component of Cost of Sales by approximately $236,000. The amortization of printed books remains unchanged. Any portion of production masters which are not estimated to be fully recoverable from future revenues are charged to amortization expense in the period in which the loss becomes evident.

                                DOVE AUDIO, INC.

NOTE 3 - PRODUCTION MASTERS

         Production masters, net of accumulated amortization of $7,419,000 at March 31, 1996 consisted of the following:

         Released titles                         $1,164,000
                                                 ----------
         Unreleased titles                        1,891,000
                                                 ----------

         Total                                   $3,055,000
                                                 ==========



NOTE 4 - FILM COSTS

         The following is an analysis of film costs as of March 31, 1996:



         Non Current: Television and theatrical films released
                      less accumulated film amortization          $2,058,000
                                                                  ----------
                                                                  $ (998,000)
                                                                  ----------
                                                                  $1,060,000
                                                                  ==========

         As of March 31, 1996 all net film costs will be amortized within the next three year period based upon the Company's current revenue estimates.

NOTE 5 - INCOME TAXES

         Income taxes are computed in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company provides for income taxes during interim reporting periods based upon an estimate of its annual effective tax rate. This estimate includes all anticipated federal, state and foreign income taxes.

                                DOVE AUDIO, INC.

NOTE 6 - NOTES PAYABLE

         Notes payable at March 31, 1996 consist of the following:

                Mortgage Note                     $1,900,000
                Other notes payable                   37,000
                                                  ----------

                                                  $1,937,000
                                                  ==========

See "Liquidity and Capital Resources"

NOTE 7 - RELATED PARTY TRANSACTIONS

         As of January 1, 1993, the Company entered employment agreements with two principal shareholders/officers which expire in December 1999. The agreements provide for aggregate compensation of no less than $275,000 each per year with certain provisions, including an indemnification and benefits such as health insurance and an automobile allowance. In addition, the majority shareholders/officers are entitled to an annual salary increase and bonus subject to certain limitations agreed upon with the underwriter of the Initial Public Offering at the discretion of the Company's Board of Directors. The Board of Directors approved an annual salary increase for the principal shareholders/officers to a combined total of $345,000 per year for 1995. Potential increases to the annual salary of the two principal shareholders/officers for 1996 are currently being reviewed for implementation.

         During 1995 the Company entered into two executive producer service agreements and an actor's television motion picture agreement with two principal shareholders/officers and a director. These agreements provide for aggregate compensation of $275,000 for acting and production services relating to the making of Home Song.

         The Company acquired audio book rights for fourteen titles which were written by a principal shareholder. The net audio sales (net returns) from these titles for the quarters ended March 31, 1996 and 1995 were ($63,000) and $37,000, respectively.

                                DOVE AUDIO, INC.

           During the first quarter of 1996 the Company made payments totaling $6,000 to a principal shareholder/officer for the business rental of a condominium owned by the officer.

           During the first quarter of 1996 the Company made payments totaling $5,000 with respect to auto lease payments, auto allowance, and insurance on automobiles owned by two principal shareholders/officers.

NOTE 8  -  COMMITMENTS AND CONTINGENCIES

           Litigation

           The Company is party to certain litigation involving the film Morning Glory. In the first of such matters, captioned In the Matter of The Arbitration Between Dove Audio, Inc., Michael Viner and Jerry Leider
           v. Steven Stern and Sharmhill Productions (B.C.), Inc. (Los Angeles Superior court Case No. BS 019699) (the "Enforcement Action"), the Company sought to enforce a binding arbitration awarded issued to it in September 1992 in the approximate amount of $4.5 million (plus attorneys' fees and interest accruing from the date of such award) relating to certain rights in such film and contracts relating thereto. In August 1993, the trial court affirmed such award and granted to the plaintiffs in such action, including the Company, a money judgment in such amount. In March 1995, the trial court ruling was appealed by the defendants to the California Court of Appeals, and in June 1995, the California Court of appeals affirmed the judgment. The Company is currently attempting to collect such judgment. In a related matter, captioned Dove Audio, Inc., Michael Viner and Jerry Leider v. Steven Stern, Sharma Stern, Sharmhill Productions (B.C.), Inc. et al.(Los Angeles Superior Court Case No. BC 072892; filed in January 1993), the Company and other plaintiffs have brought a fraudulent conveyance action relating primarily to a marital settlement between certain defendants named therein. The purpose of such action is to restore certain assets to the defendants in the Enforcement Action against which to levy if ultimately successful therein. Such action is in discovery and no trial date has been set. There is no assurance that the Company ultimately will prevail in these actions, or as to if, when or in what amounts the Company will be able to levy on any judgments issued in its favor.

                                DOVE AUDIO, INC.

NOTE 8  -  COMMITMENTS AND CONTINGENCIES (CONTINUED)

           The Company was served in February 1996 with a complaint in the action captioned Robert H. Tourtelot v. Dove Audio, Inc., Michael Viner and Stephen Singular (Los Angeles Superior Court Case No. SC040739) (the "Tourtelot Action"). The Tourtelot Action arises out of an alleged oral agreement between the Company and Tourtelot to prepare a book for publication by the Company. The First Amended Complaint (the"Tourtelot Complaint") alleges breach of oral contract, fraud and deceit, suppression, breach of an implied covenant and fair dealing, breach of fiduciary duty, infringement of common law copyright, conversion, conspiracy and seeks an accounting. The Company successfully removed the Tourtelot Action to the U.S. District Court for the central district of California and has filed a motion to dismiss all causes of action. The Tourtelot Complaint seeks relief of $1.0 Million in damages. The district court dismissed the copyright, breach of fiduciary duty, conversion, conspiracy and accounting causes of action and has remanded the breach of oral contract and fraud causes of action back to the state court. The Company intends to vigorously defend against the Tourtelot Complaint. While the Company believes it has good, meritorious defenses, there is no assurance that the Company will be able to successfully defend itself in the Tourtelot Action.

           The Company was served in February 1996 with a complaint in the action entitled Alexandra D. Datig v. Dove Audio (Los Angeles Superior Court Case No. BC145501) (the "Datig Action"). The Datig Action was brought by a contributor to, and relates to the writing of, the recently released book, You'll Never Make Love In This Town Again. Such complaint alleges breach of contract, breach of good faith and fair dealing, libel, fraud and deceit, intentional misrepresentation, negligent misrepresentation, interference with business opportunity, intentional infliction of emotional distress and negligent infliction of emotional distress. The complaint also alleges sexual harassment on the part of Michael Viner and the Company. The Datig Complaint prays for $1.0 Million in damages. The Company intends to vigorously defend against the Datig Complaint and has moved to strike all causes of action. While the Company believes it has good, meritorious defenses, there is no assurance that the Company will be able to successfully defend itself in the Datig Action.

           The Company has been and is currently involved in various litigation matters and claims in the normal course of business. Based in part upon

                                DOVE AUDIO, INC.

           consultation with legal counsel, management believes that the outcome of the various actions will not result in any significant impact on the Company's financial position.

           Office Lease

           The Company leases office space under a noncancelable operating lease expiring December 1998. The Company's lease obligation is secured by a $15,000 irrevocable letter of credit. Rent expense was $63,000 and $62,000 in the first quarters of 1996 and 1995, respectively. The minimum future noncancelable lease expense under the lease is approximately $250,000 annually for the years 1996 through 1998, inclusive. The lease is subject to annual rent escalations and the pass-through of costs.

NOTE 9  -  CAPITAL ACTIVITIES

           Private Placements

           In December 1995 the Company received net proceeds of approximately $4,770,000 from the initial closings of a private placement ("Placement") of the Company's equity securities. Pursuant to the December closing of the Placement the Company issued 729,687 shares of common stock and common stock purchase warrants allowing the purchase of 729,687 shares of Common Stock at $12.00 per share exercisable for a period of 51 months beginning 9 months subsequent to the initial closing of the Placement.

           In January 1996 the Company received additional net proceeds of approximately $1,533,000 from the Placement of the Company's equity securities. Pursuant to the January 1996 closings of the Placement the Company issued 220,313 shares of common stock and common stock purchase warrants allowing the purchase of 220,313 shares of common stock at $12.00 per share exercisable for a period of 51 months beginning 9 months subsequent to the initial closing of the Placement.

           Preferred Stock

           In 1995, Mr. Viner exercised his option to acquire 214,113 shares of Series A Preferred Stock. The Series A Preferred Stock has a stated value of $4.00 per share. Dividends are cumulative and occur at a rate of 8% (based on $8.00 per share) per annum. Each

                                DOVE AUDIO, INC.

NOTE 9  -  CAPITAL ACTIVITIES (CONTINUED)

           share of Series A Preferred Stock is convertible into one share common stock at the option of the holder. The Series A Preferred Stock has a liquidation preference equal to its stated value plus unpaid dividends.

           Stock Options And Warrants

           The Board of Directors of the Company adopted the 1994 Stock Incentive Plan (the "Plan"). The Plan provides for the grant of options to purchase up to an aggregate of 400,000 shares of the Common Stock of the Company (subject to an anti-dilution provision providing for adjustment in the event of certain changes in the Company's capitalization).

           The Plan authorizes the granting of stock incentive awards ("Awards") to qualified officers, employee directors, key employees, and third parties providing valuable services to the Company, e.g., independent contractors, consultants, and advisors to the Company. The Plan is administered by a committee appointed by the Company Board consisting of two or more members, each of whom must be disinterested (the "Committee"). The Committee determines the number of shares to be covered by an Award, the term and exercise price, if any, of the Award, and other terms and provisions of Awards; members of the Committee receive formula awards.

           Awards can be Stock Options, Stock Appreciation Rights, Performance Share Awards, and Restricted Stock Awards. The number and kind of shares available under the Plan are subject to adjustment in certain events.

         Options activity under the Plan during the first quarter of 1996 was as follows:

         Options outstanding at January 1, 1996                  309,499        $6.00 - $9.75

         Options outstanding at March 31, 1996                   309,499        $6.00 - $9.75
                                                                --------

                                DOVE AUDIO, INC.

NOTE 9  -  CAPITAL ACTIVITIES (CONTINUED)

           At March 31, 1996 options to acquire 23,331 shares of common stock under the Plan were exercisable.

           In addition to the above options issued under the Plan, the Company granted options to acquire 250,000 shares of Common Stock at an exercise price of $.01 per share in 1994 and 75,000 shares of Common Stock at an exercise price of $8.00 per share in 1995. At March 31, 1996 options covering the 250,000 shares noted above were exercisable.

                                                                        Number of
                                                                        Shares of
                                                      Number of         Common
                                                      Warrants            Stock
                                                      ---------        ----------
                  Warrants outstanding at
                    January 1, 1996                   1,134,687          984,687      $ 6.00 - $12.00
                  Warrants issued                       220,313          220,313      $12.00
                                                      ---------        ---------
                  Warrants outstanding at
                    March 31, 1996                    1,355,000        1,205,000       $6.00 - $12.00
                                                      =========        =========



           At March 31, 1996 warrants to acquire 405,000 shares of common stock were exercisable.

NOTE 10 -  MAJOR CUSTOMERS AND SUPPLIERS

           For the quarters ended March 31, 1996 and 1995, revenues, net of returns, from the Company's three major customers approximated 37% and 51% of net revenues.

           A significant amount of audio inventory is supplied by one manufacturer. The Company is not dependent on the manufacturer as its sole source of product.

                                DOVE AUDIO, INC.

NOTE 11 -  SUBSEQUENT EVENTS

           On April 29, 1996, the Company acquired Four Point Entertainment, Inc. ("Four Point") for consideration of $2.5 million in cash and 427,273 shares of Dove Common Stock, with an earn-out provision of up to an additional 163,636 shares of Dove Common Stock. Four Point develops and produces various forms of television programming, including pilots, series, telefilms, mini-series, talk shows, game shows and infomercials for network, cable and syndicated markets. In addition, Four Point owns and operates post-production and edit facilities for its own and third-party programming.

           The former principal officers of Four Point, Shukri Ghalayini and Ronald Ziskin also entered into employment agreements with Dove dated April 29, 1996. Pursuant to these employment agreements, Shukri Ghalayini becomes President and Chief Executive Officer of Dove Four Point, Inc. ("Dove Four Point") and Ronald Ziskin becomes Chief Operating Officer of Dove Four Point. Shukri Ghalayini will also join the Board of Directors of the Company. Messrs. Ghalayini and Ziskin also each received options to purchase 300,000 shares of Dove Common Stock at an exercise price of $11.00 per share, such options to vest subject to continuous service for a period of approximately 10 years, or earlier in the event certain performance thresholds are met at Dove Four Point.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion and analysis below should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes to the Consolidated Financial Statements included elsewhere in this Report.

OVERVIEW

     Dove commenced business in 1985 as one of the pioneers of the audio book industry and has become one of the leading independent producers of audio books in the United States. The Company produces and distributes over 100 new titles annually and has built a library of over 1000 titles. The Company is also engaged in the publication of printed books under the Dove imprint and the development and production of movies-for-television, mini-series, and videos and the acquisition and distribution of feature films.

     A significant portion of the Company's expenses are relatively fixed, and therefore reduced sales in any quarter relating from the timing of delivery of product or otherwise could adversely affect operating results for that quarter.

     To complement its audio book operations, the Company is increasing significantly its publication of printed books. The Company is developing up to 70 titles for potential publication in print in 1996. In addition, the Company intends to continue to diversify its

                                DOVE AUDIO, INC.


operations through its theatrical feature film division. Subject to appropriate opportunities becoming available to the Company, the Company plans to acquire independent films for distribution in the U.S. and Canada on an all rights basis (including theatrical, home video and all forms of television). The Company recently completed a two year video output arrangement with Paramount Pictures wherein Paramount will market and distribute Dove product under the Dove Home Video label.

     The Company's catalog of 1996 audio releases includes Drink With the Devil by Jack Higgins, The Prince of Wales by Jonathan Dimbleby, and On Selling by Mark H. McCormack. The Company's catalog of 1996 printed book releases includes White Flame by James Grady, The Heidi Principle by Rick Montgomery and Legacy of Deception by Stephen Singular.

     The Company's television and theatrical films have been based principally upon novels written by two authors for which the Company has published audio books. Currently, the Company has several television projects in development including a follow-up to the Dove production of Home Song by LaVyrle Spencer which aired on CBS in March 1996. The Company generally seeks to limit its financial risk in the production of television movies and mini-series and feature films by pre-sales and licensing to third parties. The production of television and theatrical films has been sporadic over the last several years and significant variances in operating results from year-to-year and quarter-to-quarter can be expected for film revenues.

     On April 29, 1996, the Company acquired Four Point Entertainment, Inc. ("Four Point") for consideration of $2.5 million in cash and 427,273 shares of Dove Common Stock, with an earn-out provision of up to an additional 163,636 shares of Dove Common Stock. Four Point develops, and produces various forms of television programming, including pilots, series, telefilms, mini-series, talk shows, game shows and infomercials for network, cable and syndicated markets.
In addition, Four Point owns and operates post-production and edit facilities for its own and third-party programming. The acquisition has been accounted for by the Company under purchase accounting from April 29, 1996. As a result of the Four Point acquisition, the Company's results of operations for future periods may not be comparable to prior periods.

RESULTS OF OPERATIONS

     The following table sets forth (i) publishing and film revenues and (ii) cost of sales, film amortization, selling, general and administrative expenses as a percentage of total revenues for the periods indicated:

                            QUARTERS ENDED MARCH 31,

                                                         1996         1995
                                                         ----         ----
REVENUES
         Publishing                                      55.9%        98.7%
         Film                                            44.1          1.3
                                                        -----        -----
                Total                                     100%         100%
                                                        =====        =====
OPERATING EXPENSES
         Cost of sales                                   39  %        60.2%
         Film amortization                               32.9          ---
         Selling, general &
             administrative                              17.5         36.6
                                                        -----        -----
             Total                                       89.4%        96.8%
                                                        =====        =====

                                DOVE AUDIO, INC.


QUARTER ENDED MARCH 31, 1996 COMPARED TO QUARTER ENDED MARCH 31, 1995

     PUBLISHING

     Revenues. Net publishing revenues for the three months ended March 31, 1996 increased 89% to $4,138,000, compared with $2,190,000 for the three months ended March 31, 1995. The increase was primarily attributable to the successful release of the Company's New York Times bestselling printed book "You'll Never Make Love In This Town Again." The contribution from the Company's other audio and printed books was in line with historical performance. Net publishing revenues in the three month period ended March 31, 1995 primarily consisted of sales of audio books and revenues from the licensing of rights to the Company's products to third parties. Substantially all of the Company's sales of book products are and will continue to be subject to potential returns by distributors and retailers if not resold to the public. Although the Company makes allowances and reserves for returned product that it believes are adequate, significant increases in return rates could materially and adversely impact the Company's financial condition or results of operations. Titles currently scheduled for release in the second quarter of 1996 include "Bad As I Wanna Be" by Dennis Rodman on audio and "White Flame" by James Grady in print.

     Cost of Sales. Cost of sales for the three months ended March 31, 1996 increased 116% to $2,886,000, compared with $1,335,000 for the three months ended March 31, 1995. The increase was primarily attributable to an increase in the total number of audio and printed books sold compared to the equivalent period in 1995. Cost of sales as percentage of net publishing revenues increased from 61% in the period ended March 31, 1995 to 70% in the period ended March 31, 1996. The increase was primarily attributable to higher author and reader royalty advances.

     FILM

     Revenues.   Film revenues for the three months ended March 31, 1996
increased to $3,259,000, compared with $28,000 for the three months ended March 31, 1995. The increase was attributable to the delivery by the Company of the television film Home Song which aired on CBS in March 1996. This production generated approximately $3,000,000 in revenues. The remaining film revenues in the first quarter of 1996 were generated by sales from the Company's theatrical feature film division. The Company is developing additional television and mini-series for CBS based on the novels of LaVyrle Spencer. In this respect, the Company has recently received a production commitment for a second television movie project, Family Blessing, which is scheduled to go into production in 1996. There is no assurance that projects in development ultimately will be produced, aired or distributed. Future film revenues will depend upon the development and success of film properties, as well as the timing of the release or licensing of such properties. The Company is also scheduled to release a theatrical project entitled "A Boy Called Hate" in the second quarter of 1996.

     Film Amortization. Film Amortization for the 3 months ended March 31, 1996 increased to $2,435,000, compared with $0 for the three months ended March 31, 1995. The increase was primarily due to the recent release of Home Song which aired on CBS in March 1996. Film amortization is generally incurred in proportion to the estimated revenues generated from the release or licensing of film properties.

     GENERAL

     Gross Profit. The Company's gross profit for the 3 months ended March 31, 1996 increased 135% to $2,076,000, compared with $883,000 for the three months ended March 31, 1995. Gross profit margin as a percentage of revenue decreased from 40% in the first quarter of 1995 to 28% in the first quarter of 1996. This decrease resulted primarily from the fact that $3,259,000 of the 1996 first quarter

                                DOVE AUDIO, INC.

revenue was from film activities, which carry a lower profit margin than publishing activities.

     Selling, General and Administrative. Selling, general and administrative expenses ("SG&A) include costs associated with selling, marketing and promoting the Company's products, as well as general corporate expenses including salaries, occupancy costs, professional fees, travel and entertainment. SG&A increased 59% to $1,292,000 for the three months ended March 31, 1996, compared to $811,000 for the three months ended March 31, 1995. The increase in SG&A was primarily attributable to increased salary costs related to the Company's increase in headcount which will facilitate future growth. The Company expects SG&A costs to continue to increase as the Company grows further including as a result of the recent Four Point acquisition.

     Net Interest Income (Expense). Net Interest Income for the 3 months ended March 31,1996 was $48,000, compared to Net Interest Expense for the 3 months ended March 31, 1995 of $14,000 due to lower borrowings and the repayment and cancellation of the Company's line of credit with Bank of America.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations, in general, are typically capital intensive. The Company has experienced from time to time significant negative cash flows from operating activities which have been offset by equity and debt financings. As the Company expands its publishing, production and distribution activities, it expects to continue to experience negative cash flows from operating activities from time to time. In such circumstances, the Company will be required to fund at least a portion of production and distribution costs, pending receipt of anticipated future revenues, from working capital or from additional debt or equity financings from outside sources. There is no assurance that the Company will be able to obtain such financing or that such financing, if available, will be on terms satisfactory to the Company.

     The Company's film production activities can affect its capital needs in that the revenues from the initial licensing of television programming or films may be less than the associated production costs. The ability of the Company to cover the production costs of particular programming or films is dependent upon the availability, timing and the amount of fees obtained from distributors and other third parties, including revenues from foreign or ancillary markets where available. In any event, the Company from time to time is required to fund at least a portion of its production costs, pending receipt of film revenues, out of its working capital. Although the Company's strategy generally is not to commence principal photography without first obtaining commitments which cover all or substantially all of the budgeted production costs, from time to time the Company may commence principal photography without having obtained commitments equal to or in excess of such costs.

     In order to obtain rights to certain properties for the Company's publishing and film operations, the Company may be required to make advance cash payments to sources of such properties, including book authors and publishers. While the Company generally attempts to minimize the magnitude of such payments and to obtain advance commitments to offset such payments, the Company is not always able to do so.

     Since its inception, the Company has satisfied its liquidity needs principally through the sale of equity securities, loans from or guaranteed by certain of its shareholders, other debt, and cash generated from operations. In December 1995 and January 1996, the Company raised net proceeds of $6,303,000 from the sale of 76 Units in a private placement. Each Unit consisted

                                DOVE AUDIO, INC.

of 12,500 shares of the Company's Common Stock and 12,500 warrants to purchase 12,500 shares of the Company's Common Stock at $12.00 (exercisable on or after September 14, 1996). The net proceeds are being used by the Company to fund increased working capital needs during 1996 and to finance strategic acquisitions of product and complementary business (i.e. the Four Point acquisition). The Company is obligated to register the shares and warrant shares underlying the Units on or prior to June 14, 1996.

     In connection with the acquisition of Four Point, which was completed on April 29, 1996, the Company guaranteed certain term debt (in the principal amount of $852,000 as of May 10, 1996) and a $1.0 million revolving line of credit ($573,000 principal amount outstanding as of May 10, 1996) of Four Point from Sanwa Bank California. The term loan and the line of credit mature on October 3, 1998 and June 3, 1996 respectively and are secured by substantially all of Four Point's assets. The Company is in discussions with the bank to consider a term-out of the line of credit when it expires on June 3, 1996. The credit documents contain various financial and other covenants to which Four Point must adhere. While Four Point was out of compliance with the net worth covenant as of March 31, 1996, the Company and the bank have agreed to discuss a mutually satisfactory adjustment to such covenant or other remedy in light of the change in control of Four Point (to which the bank consented) and the receipt by the bank of the Dove corporate guarantee.

     In April 1996 the Company refinanced its $1,900,000 mortgage note which the Company borrowed from the seller in conjunction with the acquisition of its new office building. The new loan from a bank is secured by a deed of trust and bears interest at a fixed rate of 8% per annum. The loan matures in April 2001 and provides for a 20 year monthly amortization payment rate.

     As of May 9, 1996 the Company had cash and short-term investments of approximately $2,000,000.

     The Company used $1,061,000 for operating activities during the three month period ended March 31, 1996, which was offset from the proceeds of the sale of common stock. See "Consolidated Financial Statements of the Company - Consolidated Statements of Cash

                                DOVE AUDIO, INC.

Flows." The Company believes its existing working capital, together with borrowings under its line of credit, anticipated cash flows from operations and other funding sources, will be sufficient to meet the Company's working capital requirements with respect to its current commitments for at least the next twelve months. However, the Company intends to seek to augment its working capital through an increased bank line of credit, the issuance of equity or debt securities or otherwise, the availability or terms of which cannot be assured. The Company plans to expand its development, production and distribution activities, including the expansion of its printed book publishing and film operations (although there is no assurance that the Company will expand or that such expansion will be profitable). Such expansion may include future acquisitions of library product or other assets complementary to its current operations or acquisition of rights involving significantly greater outlays of capital than required in the business conducted to date by the Company. Expansion of the Company or acquisitions of particular properties or libraries, to a significant extent, would require capital resources beyond those available to the Company, in which case such expansion will be dependent upon the ability of the Company to obtain additional sources of working capital, whether through the issuance of additional equity or debt securities, additional bank financing or otherwise.

INFLATION

     The Company does not believe its business and operations have been materially affected by inflation.

                                    PART II

                               OTHER INFORMATION


Item 1. Legal Proceedings

           The Company was served in February 1996 with a complaint in the action captioned Robert H. Tourtelot v. Dove Audio, Inc., Michael Viner and Stephen Singular (Los Angeles Superior Court Case No. SC040739) (the "Tourtelot Action"). The Tourtelot Action arises out of an alleged oral agreement between the Company and Tourtelot to prepare a book for publication by the Company. The First Amended Complaint (the"Tourtelot Complaint") alleges breach of oral contract, fraud and deceit, suppression, breach of an implied covenant and fair dealing, breach of fiduciary duty, infringement of common law copyright, conversion, conspiracy and seeks an accounting. The Company successfully removed the Tourtelot Action to the U.S. District Court for the central district of California and has filed a motion to dismiss all causes of action. The Tourtelot Complaint seeks relief of $1.0 Million in damages. The district court dismissed the copyright, breach of fiduciary duty, conversion, conspiracy and accounting causes of action and has remanded the breach of oral contract and fraud causes of action back to the state court. The Company intends to vigorously defend against the Tourtelot Complaint. While the Company believes it has good, meritorious defenses, there is no assurance that the Company will be able to successfully defend itself in the Tourtelot Action.

           The Company was served in February 1996 with a complaint in the action entitled Alexandra D. Datig v. Dove Audio (Los Angeles Superior Court Case No. BC145501) (the "Datig Action"). The Datig Action was brought by a contributor to, and relates to the writing of, the recently released book, You'll Never Make Love In This Town Again. Such complaint alleges breach of contract, breach of good faith and fair dealing, libel, fraud and deceit, intentional misrepresentation, negligent misrepresentation, interference with business opportunity, intentional infliction of emotional distress and negligent infliction of emotional distress. The complaint also alleges sexual harassment on the part of Michael Viner and the Company. The Datig Complaint prays for $1.0 Million in damages. The Company intends to vigorously defend against the Datig Complaint and has moved to strike all causes of action. While the Company believes it has good, meritorious defenses, there is no assurance that the Company will be able to successfully defend itself in the Datig Action.



Item 5. Other Information


           On April 29, 1996, the Company acquired Four Point Entertainment, Inc. ("Four Point") for consideration of $2.5 million in cash and 427,273 shares of Dove Common Stock, with an earn-out provision of up to an additional 163,636 shares of Dove Common Stock. Four Point develops and produces various forms of television programming, including pilots, series, telefilms, mini-series, talk shows, game shows and infomercials for network, cable and syndicated markets. In addition, Four Point owns and operates post-production and edit facilities for its own and third-party programming.

           The former principal officers of Four Point, Shukri Ghalayini and Ronald Ziskin also entered into employment agreements with Dove dated April 29, 1996. Pursuant to these employment agreements, Shukri Ghalayini becomes President and Chief Executive Officer of Dove Four Point, Inc. ("Dove Four Point") and Ronald Ziskin becomes Chief Operating Officer of Dove Four Point. Shukri Ghalayini will also join the Board of Directors of the Company. Messrs. Ghalayini and Ziskin also each received options to purchase 300,000 shares of Dove Common Stock at an exercise price of $11.00 per share, such options to vest subject to continuous service for a period of approximately 10 years, or earlier in the event certain performance thresholds are met at Dove Four Point.

Item 6.  Exhibits and Reports on Form 8-k

        (a) Exhibits


Exhibit
Number
- - -------
 2.1     Agreement and Plan of Merger by and among the Company, Dove
         Four Point, Inc., Four Point Entertainment, Inc. and holders of capital stock of Four Point Entertainment, Inc., dated
         as of April 12, 1996

 4.1     Form of Registration Rights Agreement

10.1     Employment Agreement dated as of April 29, 1996 between
         Shukri Ghalayini and the Company, together with Stock Option
         Award Agreement between the Company and Mr. Ghalayini dated
         April 29, 1996

10.2     Employment Agreement dated as of April 29, 1996 between
         Ronald Ziskin and the Company, together with Stock Option
         Agreement between the Company and Mr. Ziskin dated
         April 29, 1996

10.3     Business Loan Agreement between Asahi Bank of California and Dove
         Audio, Inc. dated April 24, 1996 in the amount of $1,900,000.

27       Financial Data Schedule

        (b) Reports on Form 8-K

        A Form 8-K/A was filed on March 8, 1996 submitting an unredacted exhibit previously filed as a redacted exhibit on the Company's Form 8-K filed July 17, 1995.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 14, 1996                   DOVE AUDIO, INC.


                                      By /s/ MICHAEL VINER
                                        ---------------------------
                                         Michael Viner, President and Chairman
                                        (Chief Executive Officer)


Date:  May 14, 1996                   By /s/ SIMON BAKER
                                        ---------------------------
                                         Simon Baker, Chief Financial Officer

                                DOVE AUDIO, INC.

                               INDEX TO EXHIBITS

Exhibit                                                                   Page
Number                                                                   Number
- - -------                                                                  ------
 2.1     Agreement and Plan of Merger by and among the Company, Dove
         Four Point, Inc., Four Point Entertainment, Inc. and holders of capital stock of Four Point Entertainment, Inc., dated
         as of April 12, 1996

 4.1     Form of Registration Rights Agreement

10.1     Employment Agreement dated as of April 29, 1996 between
         Shukri Ghalayini and the Company, together with Stock Option
         Award Agreement between the Company and Mr. Ghalayini dated
         April 29, 1996

10.2     Employment Agreement dated as of April 29, 1996 between
         Ronald Ziskin and the Company, together with Stock Option
         Agreement between the Company and Mr. Ziskin dated
         April 29, 1996

10.3     Business Loan Agreement between Asahi Bank of California and Dove
         Audio, Inc. dated April 24, 1996 in the amount of $1,900,000.

27       Financial Data Schedule