Form 10QSB/A
period 1996-03-31
DOVE AUDIO INC
filed 1996-07-12
CIK 930436

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 FORM 10-QSB/A

(MARK ONE)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 1996

                                       OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                     to

                      Commission file number      0-24984

                                DOVE AUDIO, INC.
       (Exact Name of Small Business Issuer as Specified in Its Charter)

                    California                                                   95-4015834
          (State or Other Jurisdiction of                                     (I.R.S. Employer
           Incorporation or Organization)                                   Identification No.)


            8955 Beverly Boulevard, West Hollywood, California 90048
                    (Address of Principal Executive Offices)

                                 (310) 786-1600
                 Issuer's Telephone Number, Including Area Code

         301 N. Canon Drive, Suite 207, Beverly Hills, California 90210 (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes    X
No  _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 9, 1996, the issuer had 5,313,240 shares of its common stock outstanding.

           Transitional Small Business Disclosure Format (Check one):

                          Yes_____         No      X

The undersigned registrant (the "Company") hereby amends the following items of its report on Form 10-QSB filed on May 14, 1996 to be as follows:

                                    PART II

                               OTHER INFORMATION


ITEM 5. OTHER INFORMATION

         On April 29, 1996, the Company acquired Four Point Entertainment, Inc. ("Four Point") for consideration of $2.5 million in cash and 427,274 shares of common stock of the Company ("Common Stock"), with an earn-out provision of up to an additional 163,636 shares of Common Stock. Four Point develops and produces various forms of television programming, including pilots, series, telefilms, mini-series, talk shows, game shows and infomercials for network, cable and syndicated markets. In addition, Four Point owns and operates post-production and edit facilities for its own and third-party programming.

         Based upon a preliminary review and evaluation, approximately $6.0 million of the $8.0 million initial purchase price has been allocated to goodwill and will be amortized over a 25 year period. The earn-out, to the extent earned, will be treated as an increase in goodwill and will be amortized coterminously with the original 25 year period. If the full earn-out were earned or paid, goodwill would be increased by a total of $2.0 million (assuming a then current market price of $12.25 per share of Common Stock) and annual amortization expense associated with the additional goodwill would be $80,000 (for an aggregate annual amortization expense of $319,000). Management of the Company is in the process of reviewing the allocation of the purchase price and, when completed, may modify its preliminary allocation. The Four Point acquisition has been accounted for by the Company under purchase accounting from the April 29, 1996 acquisition date.

         The former principal officers of Four Point, Shukri Ghalayini and Ronald Ziskin entered into employment agreements with Dove Four Point, Inc. ("Dove Four Point"), a wholly owned subsidiary of the Company, dated April 29, 1996. Pursuant to these employment agreements, Shukri Ghalayini became President and Chief Executive Officer of Dove Four Point and Ronald Ziskin became Chief Operating Officer of Dove Four Point. Shukri Ghalayini was to join the Board of Directors of the Company. Messrs. Ghalayini and Ziskin also each received options to purchase 300,000 shares of Dove Common Stock at an exercise price of $11.00 per share, such options to vest subject to continuous service for a period of approximately 10 years, or earlier in the event certain performance thresholds are met at Dove Four Point.

         On June 14, 1996, the Company and Dove Four Point terminated the employment of Shukri Ghalayini for "cause" under his employment agreement. As a result, Mr. Ghalayini's unvested options to purchase 300,000 shares of Common Stock were automatically canceled. The other former principal shareholder of Four Point, Ronald Ziskin, continues to serve as Chief Operating Officer of Dove Four Point under his three-year employment agreement.

         On June 17, 1996, the Company and Dove Four Point filed a complaint against Shukri Ghalayini in the Superior Court for the State of California for the County of Los Angeles. The complaint alleges, among other things, that Mr. Ghalayini (i) breached his fiduciary duty to Four Point (now owned by Dove) by diverting corporate assets to pay personal expenses, (ii) made false representations to induce the Company and Dove Four Point to complete the acquisition, including misrepresenting the tangible shareholders' equity of Four Point as of the closing and diverting production funds and holding checks previously drawn to pay accounts payable in order to meet a closing condition that outstanding bank debt be below a specified level and
         (iii) made false representations to induce Dove Four Point to enter into his employment agreement, including that he was essential to the performance of Four Point.

         On June 17, 1996, Shukri Ghalayini filed a complaint against the Company, Dove Four Point, Michael Viner and Charles Weber in the Superior Court for the State of California for the County of Los Angeles. The complaint alleges, among other things, (i) breach of contract against Dove Four Point due to termination of his employment without good cause, adequate notice or the opportunity to cure any alleged breaches and (ii) fraud in that defendants allegedly never intended to perform his employment agreement. Mr. Ghalayini seeks damages under his employment agreement estimated at not less than $900,000, loss of future earnings during his work life expectancy estimated at not less than $20,000,000, damages to his professional reputation and from mental and emotional distress, punitive damages and attorney's fees.

         The Company believes that it has good and valid claims against Mr. Ghalayini and good and meritorious defenses to his claims, although the above actions are in the preliminary stage and there can be no assurance that the Company will ultimately prevail in either of the two actions. The Company believes that the actions will not have a material adverse effect on the Company's financial position or results of operations.

         Set forth herein are the following financial statements and pro forma financial information relating to the acquisition of Four Point:

                                                                                PAGE
                                                                                ----

         1.      Pro Forma Condensed Consolidated Balance Sheet (Unaudited)
                 as of March 31, 1996.........................................  F-1

         2.      Pro Forma Condensed Consolidated Statement of Operations
                 (Unaudited) for the Three Months Ended March 31, 1996........  F-2

         3.      Pro Forma Condensed Consolidated Statement of Operations
                 (Unaudited) for the Year Ended December 31, 1995.............  F-3

         4.      Notes to Unaudited Pro Forma Financial Information...........  F-4

         5.      Independent Auditors' Report.................................  F-6

         6.      Four Point Entertainment, Inc. and Subsidiary Consolidated
                 Balance Sheet dated January 31, 1996.........................  F-7

         7.      Four Point Entertainment, Inc. and Subsidiary Consolidated
                 Statements of Operations for Fiscal Years Ended
                 January 31, 1996 and 1995....................................  F-8

         8.      Four Point Entertainment, Inc. and Subsidiary Consolidated
                 Statements of Stockholders' Equity for Fiscal Years Ended
                 January 31, 1996 and 1995....................................  F-9

         9.      Four Point Entertainment, Inc. and Subsidiary Consolidated
                 Statements of Cash Flows for Fiscal Years Ended
                 January 31, 1996 and 1995.................................... F-10

        10.      Four Point Entertainment, Inc. and Subsidiary Notes to
                 Consolidated Financial Statements Dated January 31, 1996..... F-11

                         CERTAIN PRO FORMA INFORMATION
                                  (Unaudited)

         The following unaudited pro forma condensed consolidated balance sheet as of March 31, 1996 and the pro forma condensed consolidated statements of operations of the three months ended March 31, 1996 and the year ended December 31, 1995 give effect to the April 29, 1996 acquisition by the Company of Four Point Entertainment, Inc. ("Four Point").

         The pro forma information is based on the historical financial statements of the Company and Four Point, giving effect to the Four Point acquisition under the purchase method of accounting. The unaudited pro forma condensed consolidated statements of operations have been prepared as if the above transactions had occurred at the beginning of the period presented. The unaudited pro forma condensed consolidated balance sheet data have been prepared as if the Four Point acquisition had occurred March 31, 1996.

         These pro forma statements may not be indicative of the results that would have occurred if the above transactions had occurred on the dates indicated or which may be obtained in the future. The pro forma financial statements should be read in conjunction with the financial statements and notes of the Company contained in its most recent Form 10-KSB, the Company's Quarterly Report on Form 10-QSB for the three months ended March 31, 1996 and the financial statements and accompanying notes of Four Point contained elsewhere herein.

         On April 29, 1996, the Company acquired Four Point for consideration of $2.5 million in cash and 427,274 shares of common stock of the Company ("Common Stock"), with an earn-out provision of up to an additional 163,636 shares of Common Stock. Four Point develops and produces various forms of television programming, including pilots, series, telefilms, mini-series, talk shows, game shows and infomercials for network, cable and syndicated markets. In addition, Four Point owns and operates post-production and edit facilities for its own and third-party programming.

         Based upon a preliminary review and evaluation, approximately $6.0 million of the $8.0 million initial purchase price has been allocated to goodwill and will be amortized over a 25 year period. The earn-out, to the extent earned, will be treated as an increase in goodwill and will be amortized coterminously with the original 25 year period. If the full earn-out were earned or paid, goodwill would be increased by a total of $2.0 million (assuming a then current market price of $12.25 per share of Common Stock) and annual amortization expense associated with the additional goodwill would be $80,000 (for an aggregate annual amortization expense of $319,000). Management of the Company is in the process of reviewing the allocation of the purchase price and, when completed, may modify its preliminary allocation. The Four Point acquisition has been accounted for by the Company under purchase accounting from the April 29, 1996 acquisition date.

           Pro Forma Condensed Consolidated Balance Sheet (Unaudited)
                                March 31,  1996
                                   (in 000's)


                                                                         Four Point
                                                             Dove        Entertain-    Pro Forma       Consolidated
                                                         Audio, Inc.     ment, Inc.   Adjustments        Pro Forma

                                                            3/31/96(a)     4/30/96(a)
Cash and cash equivalents                               $       5,052              11      (2,500)(b)          2,563
Accounts receivable                                             2,356             788                          3,144
Inventory                                                       4,006               -                          4,006
Other current assets                                              760             286                          1,046
Loans to officers                                                                 182                            182
                                                        --------------     ----------                     ----------
     Total current assets                                      12,174           1,267                         10,941

Production masters                                              3,055               -                          3,055
Film costs                                                      1,060           1,506                          2,566
Property and equipment                                          2,767             682         924 (b)          4,373
Investments                                                         -             309                            309
Goodwill                                                            -               -       5,985 (b)          5,985
                                                        --------------- --------------                --------------
     Total assets                                       $       19,056           3,764                         27,229
                                                        ============== ===============                ===============

Accounts payable and accrued expenses                           1,927           1,137         269 (b)          3,333
Notes payable                                                   1,937           1,253                          3,190
Other current liabilities                                         690             280                            970
                                                        -------------- ---------------                ---------------
     Total current liabilities                                  4,554           2,670                          7,493

Preferred Stock                                                   856              10         (10)(b)            856
Common stock                                                       49             159           4 (b)             53
                                                                                             (159)(b)

Additional paid-in-capital                                     14,761             911       5,230 (b)         19,991
                                                                                             (911)(b)

Accumulated deficit                                            (1,164)          1,115      (1,115)(b)         (1,164)
Treasury stock                                                      -          (1,101)      1,101 (b)              -
                                                        -------------- ---------------                ---------------
     Total shareholders' equity                                14,502           1,094                         19,736
                                                        -------------- ---------------                ---------------

     Total liabilities and shareholders' equity         $      19,056           3,764                         27,229
                                                        ============== ===============                ===============

      Pro Forma Condensed Consolidated Statement of Operations (Unaudited)
                       Three months ended March 31,  1996
                     (in 000's,  except per share amounts)


                                                                         Four Point
                                                            Dove         Entertain-   Pro Forma        Consolidated
                                                         Audio, Inc.     ment, Inc.   Adjustments        Pro Forma

                                                         Three months   Three months
                                                            ended          ended
                                                            3/31/96(a)      4/30/96(a)
Revenues:
     Publishing                                                 4,138               -                          4,138
     Film                                                       3,259             886                          4,145
                                                        -------------- ---------------                ---------------
          Total sales                                           7,397             886                          8,283

Cost of sales                                                   2,886           1,039          46 (c)          3,971
Film amortization                                               2,435               -                          2,435
                                                        -------------- ---------------                ---------------
          Gross profit                                          2,076            (153)                         1,877

Selling, general and administrative                             1,292             753          60 (d)          2,063
                                                                                              (42)(e)
                                                        -------------- ---------------                ---------------
          Income (loss) from operations                           784            (906)                          (186)
Net interest income (expense)                                      48             (33)                            15
Other income (expense)                                              -              19                             19
                                                        -------------- ---------------  ------------- ---------------
          Income (loss) before income taxes                       832            (920)         64               (152)

Income taxes (benefit)                                            331            (332)        (22)(f)            (23)
                                                        -------------- ---------------  ------------- ---------------

          Net income (loss)                                       501            (588)         42               (129)
                                                        ============== ===============  ============= ===============


          Net income (loss) per share
                                                                $0.10                                         ($0.02)
                                                        ==============                                ===============
          Weighted average number of
               shares outstanding                               5,263                                          5,690
                                                        ==============                                ===============

      Pro Forma Condensed Consolidated Statement of Operations (Unaudited)
                         Year ended December 31,  1995
                     (in 000's,  except per share amounts)


                                                                          Four Point
                                                            Dove          Entertain-    Pro Forma       Consolidated
                                                         Audio, Inc.      ment, Inc.   Adjustments        Pro Forma

                                                          Year ended      Year ended
                                                             12/31/95(a)     1/31/96(a)
Revenues:
     Publishing                                                10,961                -                         10,961
     Film                                                         187           21,046                         21,233
                                                        --------------  ---------------                ---------------
          Total sales                                          11,148           21,046                         32,194

Cost of sales                                                   7,169           13,190         185 (c)         20,544
Film amortization                                                  99            4,706                          4,805
                                                        --------------  ---------------                ---------------
          Gross profit                                          3,880            3,150                          6,845

Selling, general and administrative                             3,696            2,945         239 (d)          6,264
                                                                                              (616)(e)
                                                        --------------  ---------------                ---------------
          Income from operations                                  184              205                            581
Net interest income (expense)                                     (22)             (52)                           (74)
Other income (expense)                                            (11)             (37)                           (48)
                                                        --------------  ---------------  ------------- ---------------
          Income before income taxes                              151              116         192                459

Income taxes                                                       60               43          65 (f)            168
                                                        --------------  ---------------  ------------- ---------------

          Net income                                               91               73         127                291
                                                        ==============  ===============  ============= ===============

          Net income per share                                  $0.02                                           $0.06
                                                        ==============                                 ===============


          Weighted average number of
               shares outstanding                               4,365                                           4,792
                                                        ==============                                 ===============

           Notes to Unaudited Pro Forma Financial Information

(a) The Company's first quarter ends March 31 and Four Point's first quarter ends April 30.

(b) To record the acquisition of Four Point for $2,500,000 and 427,274 shares of Common Stock for a purchase price of approximately $8,003,000 (including approximately $269,000 of costs incurred in connection with the acquisition).

                                                           (in 000's)
Purchase price                                                  8,003
Less:
Book value of Four Point                                        1,094
Estimated Purchase Price adjustment:
     Fixed assets                                                 924
                                                        -------------

Goodwill                                                        5,985
                                                        =============


The determination of the allocation of the aggregate consideration given by Dove Audio, Inc. may be subject to adjustment based on the final determination of fair market value of Four Point's assets and liabilities.

(c) To record additional depreciation expense accociated with the purchase price allocation to fixed assets.

(d) To record the amortization of goodwill on a straight line method over 25 years

(e) To record an adjustment to the salary expense of Four Point's two principal stockholders based on employment agreements entered into in conjunction with the acquisition by Dove.

(f) To record income tax impact of pro forma adjustments using a 34% tax rate.

                          FOUR POINT ENTERTAINMENT, INC.
                          AND SUBSIDIARY

                          Consolidated Financial Statements

                          January 31, 1996

                          (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Four Point Entertainment, Inc.:

We have audited the accompanying consolidated balance sheet of Four Point Entertainment, Inc. and subsidiary as of January 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended January 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Four Point Entertainment, Inc. and subsidiary as of January 31, 1996 and the results of their operations and their cash flows for the years ended January 31, 1996 and 1995 in conformity with generally accepted accounting principles.



                                                KPMG Peat Marwick LLP

Los Angeles, California
June 3, 1996

                         FOUR POINT ENTERTAINMENT, INC.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheet

                                January 31, 1996



                                     ASSETS

Cash                                                                                           $     183,384
Accounts receivable, net of allowance for doubtful accounts of $16,000                             1,840,616
Property and equipment, net (note 2)                                                                 739,280
Loans to stockholders (note 3)                                                                       281,281
Investment and advances - affiliate (note 4)                                                         289,502
Film costs, net of amortization (note 5)                                                           1,402,503
Other assets                                                                                          23,584
                                                                                               -------------
          Total assets                                                                         $   4,760,150
                                                                                               =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                                          $   1,403,320
Income taxes payable (note 7)                                                                         80,184
Debt (note 6)                                                                                      1,338,303
Billings in excess of costs incurred                                                                 176,445
Deferred income taxes payable (note 7)                                                                80,483
                                                                                               -------------
          Total liabilities                                                                        3,078,735
                                                                                               -------------
Stockholders' equity:
  Class A convertible preferred stock, $.01 par value.  Authorized 10,000,000 shares;
    issued 1,000,000 shares                                                                           10,000
  Common stock, $.01 par value.  Authorized 20,000,000 shares; issued
    15,850,000 shares                                                                                158,500
  Additional paid-in capital                                                                         911,234
  Retained earnings                                                                                1,703,167
  Treasury stock, at cost - 890,000 shares of preferred stock and 7,822,760 shares of
    common stock                                                                                  (1,101,486)
                                                                                               -------------
          Total stockholders' equity                                                               1,681,415

Commitments, contingencies and subsequent events (notes 8 and 9)
                                                                                               -------------

          Total liabilities and stockholders' equity                                           $   4,760,150
                                                                                               =============


See accompanying notes to consolidated financial statements.

                         FOUR POINT ENTERTAINMENT, INC.
                                 AND SUBSIDIARY

                     Consolidated Statements of Operations

                     Years ended January 31, 1996 and 1995



                                                                        1996                 1995
                                                                   -------------          ----------
Revenue                                                            $  21,045,921          23,046,270

Production costs                                                      13,190,231          18,999,749

Amortization of film costs                                             4,705,429           1,101,408
                                                                   -------------          ----------
          Gross profit                                                 3,150,261           2,945,113

Selling, general and administrative expenses                           2,945,007           2,229,255
                                                                   -------------          ----------
          Operating income                                               205,254             715,858
                                                                   -------------          ----------
Other income (expense):
  Interest income                                                         43,595              16,950
  Interest expense                                                       (95,743)            (81,845)
  Equity in loss of affiliate                                            (36,973)                --
                                                                   -------------          ----------
                                                                         (89,121)            (64,895)
                                                                   -------------          ----------
          Income before income taxes                                     116,133             650,963

Income taxes                                                              43,176             263,253
                                                                   -------------          ----------
          Net income                                               $      72,957             387,710
                                                                   =============          ==========


See accompanying notes to consolidated financial statements.

                         FOUR POINT ENTERTAINMENT, INC.
                                 AND SUBSIDIARY

                Consolidated Statements of Stockholders' Equity

                     Years ended January 31, 1996 and 1995




                                          Preferred stock         Common stock
                                        -------------------   ---------------------   Paid-in   Retained     Treasury
                                         Shares     Amount      Shares      Amount    capital   earnings       stock       Total
                                        ---------   -------   ----------   --------   -------   ---------   ----------   ---------
Balance at February 1, 1994             1,000,000   $10,000   15,850,000   $158,500   911,234   1,850,010   (1,026,319)  1,903,425

Purchase of 195,000 preferred shares
  for treasury                               --         --          --        --         --            --      (39,000)    (39,000)

Dividend                                     --         --          --        --         --      (507,510)          --    (507,510)

Net income                                   --         --          --        --         --       387,710           --     387,710
                                        ---------   -------   ----------   --------   -------   ---------   ----------   ---------

Balance at January 31, 1995             1,000,000    10,000   15,850,000    158,500   911,234   1,730,210   (1,065,319)  1,744,625

Purchase of 97,500 preferred shares
for treasury                                 --         --          --        --         --            --      (19,500)    (19,500)

Purchase of 1,618,000 common shares
for treasury                                 --         --          --        --         --            --      (16,667)    (16,667)

Dividend                                     --         --          --        --         --      (100,000)          --    (100,000)

Net income                                   --         --          --        --         --        72,957           --      72,957
                                        ---------   -------   ----------   --------   -------   ---------   ----------   ---------

Balance at January 31, 1996             1,000,000   $10,000   15,850,000   $158,500   911,234   1,703,167   (1,101,486)  1,681,415
                                        =========   =======   ==========   ========   =======   =========   ==========   =========




See accompanying notes to consolidated financial statements.

                         FOUR POINT ENTERTAINMENT, INC.
                                 AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                     Years ended January 31, 1996 and 1995



                                                                         1996                 1995
                                                                   -------------           ----------
Cash flows from operating activities:
  Net income                                                       $      72,957              387,710
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                                       290,369              547,108
      Amortization of film costs                                       4,705,429            1,101,408
      Equity in loss of affiliate                                         36,973                   --
      Increase (decrease) from changes in:
        Accounts receivable                                             (260,862)          (1,028,237)
        Income taxes receivable                                               --                  620
        Other assets                                                      53,089               63,206
        Accounts payable and accrued expenses                           (853,434)             576,571
        Income taxes payable                                            (171,738)             251,922
        Billings in excess of costs incurred                             176,445                   --
        Deferred income taxes payable                                    113,575                9,696
                                                                   -------------           ----------

             Net cash provided by operating activities                 4,162,803            1,910,004
                                                                   -------------           ----------
Cash flows from investing activities:
  Investment in film costs                                            (5,188,546)          (1,454,854)
  Loans to stockholders                                                  (78,670)            (422,184)
  Investment and advances - affiliate                                    (23,802)                  --
  Purchase of treasury stock                                             (36,167)             (39,000)
  Acquisition of property and equipment                                 (283,360)            (225,253)
                                                                   -------------           ----------

             Net cash used in investing activities                    (5,610,545)          (2,141,291)

Cash flows from financing activities:
  Proceeds from long-term borrowings                                   2,827,453              376,597
  Repayment of long-term debt                                         (2,276,806)            (437,601)
                                                                   -------------           ----------

             Net cash provided by (used in) financing activities         550,647              (61,004)
                                                                   -------------           ----------

             Net decrease in cash                                       (897,095)            (292,291)


Cash at beginning of year                                              1,080,479            1,372,770
                                                                   -------------           ----------

Cash at end of year                                                $     183,384            1,080,479
                                                                   =============           ==========

                                  (Continued)

                         FOUR POINT ENTERTAINMENT, INC.
                                 AND SUBSIDIARY

                Consolidated Statements of Cash Flows, Continued



                                                                       1996                   1995
                                                                   ------------            ----------
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest                                                       $     82,845                81,845
    Income taxes                                                         61,780               123,560

Noncash investing and financing activities:
    Purchase of investment in and advances to affiliate
      through reduction of loans to stockholders                             --               302,673

  Dividend distributed through reduction of loans
      to stockholders                                                   100,000               507,510
                                                                   ------------            ----------


See accompanying notes to consolidated financial statements.

                         FOUR POINT ENTERTAINMENT, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                January 31, 1996



 (1)  DESCRIPTION OF THE BUSINESS AND
      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Four Point Entertainment, Inc. is an independent production company founded in 1984. The Company is hired as a producer-for-hire in connection with a creative concept and literary property owned by another party to produce all forms of television productions, including pilots, series, telefilms, miniseries, talk shows, game shows and infomercials for network, cable and syndicated production. In addition to being hired as a producer-for-hire, the Company develops and produces television productions for which rights are retained by the Company.

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of Four Point Entertainment, Inc. and a wholly owned subsidiary (collectively the Company). All significant intercompany accounts and transactions have been eliminated.

      REVENUE RECOGNITION

      The Company recognizes contract revenues using the percentage-of-completion method. Under this method, the percentage of contract revenues to be recognized currently is computed at that percentage of estimated total revenues that incurred cost to date bears to total estimated cost, after giving effect to the most recent estimate of costs to complete. Revisions in cost and revenue estimates are reflected in the period in which the facts which require the revision become known. When revised cost estimates indicate a loss on an individual contract, the total estimated loss is provided for currently in its entirety without regard to the percentage of completion.

      For those projects in which the Company has continuing ownership interest, revenue from television licensing agreements is recognized on the date the completed program is delivered or becomes available for delivery and certain other conditions of sale have been met.

      ACCOUNTING FOR FILM COSTS

      For those projects in which the Company has continuing ownership interest, the Company capitalizes all costs incurred to produce a film. Such costs also include the actual direct costs of production, certain exploitation costs and production overhead. Capitalized exploitation or distribution costs include those costs that clearly benefit future periods such as film prints and prerelease and early release advertising that is expected to benefit the film in future markets. These costs, as well as participation and talent residuals, are amortized each period on an individual-film or television-program basis in the ratio that the current period's gross revenues from all sources for the program bear to management's estimate of anticipated total gross revenues for such film or program from all sources. Revenue estimates are reviewed quarterly.

      Film costs are stated at the lower of unamortized cost or estimated net realizable value. Losses which may arise because unamortized costs of individual films or television series exceed anticipated revenues are charged to operations through additional amortization at the time such losses are determined.

                         FOUR POINT ENTERTAINMENT, INC.
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued



      PROPERTY AND EQUIPMENT

      Property and equipment are stated at their cost and depreciated over estimated useful lives using the straight-line method for financial statements and accelerated methods for tax purposes. The estimated useful lives are as follows:

                  Computer equipment                  5 years
                  Edit equipment                      5 years
                  Furniture and fixtures              7 years
                  Leasehold improvements              Lesser of estimated useful life or remaining term of lease

      INCOME TAXES

      The Company accounts for income taxes using Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

      USE OF ESTIMATES

      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2)   PROPERTY AND EQUIPMENT

      Property and equipment is comprised of the following:

                  Edit equipment                   $     3,100,323
                  Computer equipment                       146,481
                  Furniture and fixtures                    71,461
                  Leasehold improvements                    11,633
                                                   ---------------
                                                         3,329,898
                  Accumulated depreciation              (2,590,618)

                                                   $       739,280
                                                   ===============

(3)   LOANS TO STOCKHOLDERS

      Loans to the Company's two primary stockholders are unsecured, bear interest at 6% per annum and are due January 31, 1997.

                         FOUR POINT ENTERTAINMENT, INC.
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued


(4)   INVESTMENT AND ADVANCES - AFFILIATE

      On January 2, 1996, the Company purchased from the two primary stockholders their 95% interest in the stock of Infomedia Marketing, Inc.
      (IMI) in exchange for the reduction of certain outstanding stockholder loans amounting to approximately $100,000. This investment was recorded at the stockholders' cost, which at the date of transfer was approximately zero, and as such, the amount of the reduction in stockholder loans has been recorded by the Company as a distribution in the form of a dividend.

      On January 31, 1995, the Company purchased from the two primary stockholders their 33-1/3% interest in the stock of Empire Burbank Studios, Inc. (Empire) and the rights to certain notes receivable from Empire in exchange for the reduction of certain outstanding loans to stockholders amounting to approximately $801,000. The amount by which the reduction in stockholders' loans exceeds the sum of the stockholders' historical cost basis of the investment in and notes receivable from Empire has been recorded by the Company as a distribution in the form of a dividend. The Company's investment in Empire is accounted for using the equity method. Empire's unaudited financial data as of and for the year ended January 31, 1996 is summarized as follows:

               Total assets                      $   4,275,421
               Total liabilities                     3,891,614
               Net loss                                110,876
                                                  ============

(5)   FILM COSTS

      The following is an analysis of film costs:

                Released, net of amortization    $   1,208,174
                Development costs                      194,329
                                                 -------------
                                                 $   1,402,503
                                                 =============

      As of January 31, 1996, approximately 95% of the unamortized balance of film inventories will be amortized within the next three-year period based upon the Company's revenue estimates at that date.

                         FOUR POINT ENTERTAINMENT, INC.
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued



(6)   DEBT

      Debt consists of the following:


      Term loan, original balance of $1,000,000, fixed monthly principal and interest installments of $31,863 payable through November 3, 1998, bears interest at 9.01%, secured by equipment and guaranteed by the
      Company's two primary stockholders (a)                                           $  951,359


      Revolving credit loans, facility of $1,000,000, due June 3, 1996, bears interest at bank's index rate (8.5% at January 31, 1996) plus 1%, and are secured by the Company's assets and guaranteed by the Company's
      two primary stockholders (a)                                                        272,746


      Note payable, monthly installments of $10,000 payable through
      February 1, 1997, with interest imputed at 9.25%, and is guaranteed
      by one of the Company's primary stockholders                                        114,198
                                                                                       ----------
                                                                                       $1,338,303
                                                                                       ==========

      Maturities of debt are as follows:

           Year ending January 31:
                 1997                   $   695,557
                 1998                       337,451
                 1999                       305,295
                                        -----------
                                        $ 1,338,303
                                        ===========

      (a) The Company is required under the terms of the $1,000,000 term loan and the credit facility to maintain compliance with specified financial ratios. The Company is not in compliance with these financial ratios at January 31, 1996. In addition, subsequent to January 31, 1996, the Company became in default on revolving credit loans of approximately $950,000, which were due on June 3, 1996. Management is in ongoing discussions with the bank to refinance the credit facility into a term loan. As of April 29, 1996, the guarantee of debt has been transferred from the two primary stockholders to the new stockholder of the Company, Dove Audio, Inc. (see note 9).

                         FOUR POINT ENTERTAINMENT, INC.
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued



(7)   INCOME TAXES

      The provision for income taxes consists of the following:


                                            1996                 1995
                                        ----------             -------
                 Federal:
                    Current             $  (71,997)            238,705
                    Deferred                98,910             (36,448)
                                        ----------             -------
                                            26,913             202,257
                                        ----------             -------
                 State:
                    Current                  1,600             100,426
                    Deferred                14,663             (39,430)
                                        ----------             -------
                                            16,263              60,996
                                        ----------             -------
                          Total         $   43,176             263,253
                                        ==========             =======

      The differences which give rise to deferred tax assets and liabilities at January 31, 1996 are as follows:


                              Assets (Liabilities)

                 Film amortization                             $  (104,960)
                 Accrued expenses                                   79,763
                 Depreciation                                      (74,281)
                 Net operating loss carryforward                     5,790
                 Other                                              13,205
                                                               -----------
                       Net deferred income taxes payable       $   (80,483)
                                                               ===========

      Reconciliation of effective rate of income taxes is as follows:


                                                                   1996           1995
                                                                   -------        --------
                 Provision for income taxes based upon Federal
                   statutory rate of 35%                           $40,646         227,837
                 Equity in loss of affiliate                       (15,176)            --
                 State taxes                                         7,019          39,347
                 Net operating loss carryforward                     4,803             --
                 Nondeductible expenses                              6,681           2,038
                 Other                                                (797)         (5,969)
                                                                   -------         -------
                 Provision for income taxes                        $43,176         263,253
                                                                   =======         =======

                         FOUR POINT ENTERTAINMENT, INC.
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued


      The Internal Revenue Service has informed the Company that the Company's tax returns are subject to examination by Federal taxing authorities. Because many types of transactions are susceptible to varying interpretations under Federal income tax laws and regulations, the amounts reported in the accompanying consolidated financial statements may be subject to a change at a later date upon final determination by the taxing authorities. Management is of the opinion that adequate provisions have been made in the accompanying financial statements.

(8)   COMMITMENTS AND CONTINGENCIES

      The Company leases certain property and equipment under noncancelable lease arrangements which expire at various dates through 2000. Rent expense under all operating leases was approximately $264,000 and $281,000 in 1996 and 1995, respectively. Future minimum lease payments under these noncancelable operating leases as of January 31, 1996 are as follows:


                     Year ending January 31:
                              1997                                      $   108,422
                              1998                                           17,995
                              1999                                           17,995
                              2000                                           17,995
                                                                        -----------
                                                                        $   162,407
                                                                        ===========

      The Company is contingently liable with respect to various matters, including litigation in the ordinary course of business and otherwise wherein substantial amounts are claimed. In the opinion of the Company's management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition or results of operations.

(9)   SUBSEQUENT EVENTS

      On April 29, 1996, all of the Company's stockholders sold their interest to Dove Audio, Inc. (Dove) for consideration of $2,500,000 in cash, 427,274 shares of Dove common stock and additional future consideration of 163,636 shares of Dove common stock, which is dependent upon Four Point Entertainment, Inc.'s financial results during the period from May 1, 1996 through April 30, 1997.

      On April 15, 1996, the Company repurchased the remaining 110,000 shares of Class A convertible preferred stock for a total price of $65,000. The purchase agreement released the Company from all obligations related to these shares.

      The Company has established a 401(k) savings plan (the Plan) as of March 1, 1996. The Plan requires the Company to match 5% of eligible employees' contributions, and these matching contributions vest equally over four years from the date of hire. Employees are eligible to participate in the Plan once they have attained age 21, completed 12 months of service and have worked at least 1,000 hours. The Company has filed an application for determination with the Internal Revenue Service on April 11, 1996 and has not yet received a reply.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


Exhibit
  No.
- -------

  23.1   Consent of KPMG Peat Marwick LLP

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July     , 1996

                                       DOVE AUDIO, INC.

                                       By  /s/ Michael Viner
                                           ------------------------------
                                           Michael Viner, President,
                                           Chief Executive Officer and
                                           Director

Date: July      , 1996


                                       By   /s/ Simon Baker
                                           ------------------------------
                                           Simon Baker, Chief Financial Officer