Form 10QSB
period 1996-06-30
DOVE AUDIO INC
filed 1996-08-19
CIK 930436

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1996



                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         Commission file number 0-24984


                                DOVE AUDIO, INC.
             (Exact name of registrant as specified in its charter)

          California                                              95-4015834
(State or other jurisdiction of                                (I.R.S. employer
incorporation or organization)                               identification no.)


            8955 Beverly Boulevard, West Hollywood, California 90048
               (Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code (310) 786-1600.

       Securities registered pursuant to Section 12(b) of the Act: None.

          Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X     No
                                              ------      -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

 State the numbers of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 5,269,240

           Transitional Small Business Disclosure Format (Check one):

                         Yes           No     X
                             -------       -------

                                     PART I


                              FINANCIAL INFORMATION


ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS


                                DOVE AUDIO, INC.
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1996


                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                          $    567,000
   Marketable securities                                                   377,000
   Accounts receivable, net of allowances of $2,109,000                  2,030,000
   Inventory                                                             3,922,000
   Prepaid expenses and other current assets                               279,000
   Film costs, net - Note 4                                              2,059,000
   Deferred tax asset - Note 5                                             150,000
   Tax receivable                                                          948,000
                                                                      ------------
         Total current assets                                           10,332,000

PRODUCTION MASTERS - Note 3                                              3,392,000
FILM COSTS, net - Note 4                                                 1,044,000
PROPERTY AND EQUIPMENT                                                   4,534,000
OTHER ASSETS                                                               180,000
GOODWILL - Note 12                                                       5,985,000
                                                                      ------------
         Total assets                                                 $ 25,467,000
                                                                      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                              $  3,483,000
   Bank borrowings and notes payable - Note 6                            3,679,000
   Royalties payable                                                       360,000
   Advances and deferred income                                          1,369,000
                                                                      ------------
         Total current liabilities                                       8,891,000
COMMITMENTS AND CONTINGENCIES - Note 8                                        --
SHAREHOLDERS' EQUITY - Note 9
   Preferred stock .01 par value; 2,000,000 shares authorized
      and 214,113 shares, Series A, issued and outstanding                 856,000
   Common stock .01 par value; 20,000,000 shares authorized and
      5,269,240 issued and outstanding                                      52,000
   Treasury stock                                                           (1,000)
   Additional paid-in capital                                           19,502,000
   Accumulated deficit                                                  (3,833,000)
                                                                      ------------
         Total shareholders' equity                                     16,576,000
                                                                      ------------
         Total liabilities and shareholders' equity                   $ 25,467,000
                                                                      ============

          See accompanying notes to consolidated financial statements.

                                DOVE AUDIO, INC.

                        CONSOLIDATED STATEMENTS OF INCOME



                                        THREE MONTHS ENDED JUNE 30
                                        ----------------------------
                                           1996             1995
                                        -----------      -----------
REVENUES - Note 10
   Publishing, Net                      $ 2,197,000      $ 4,190,000
   Film                                     795,000             --
                                        -----------      -----------
                                          2,992,000        4,190,000
COST OF SALES - PUBLISHING                2,882,000        2,629,000
COST OF SALES - FILM                        542,000           11,000
                                        -----------      -----------
                                           (432,000)       1,550,000
SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES - Note 7       2,679,000        1,030,000
                                        -----------      -----------
      Income from operations             (3,111,000)         520,000
NET INTEREST INCOME (EXPENSE)               (54,000)          14,000
   Loss on sale of asset                       --            (11,000)
                                        -----------      -----------
   Income before income taxes            (3,165,000)         523,000
PROVISION FOR INCOME TAXES - Note 5         626,000         (262,000)
                                        -----------      -----------
   Net income                           $(2,539,000)     $   261,000
                                        ===========      ===========
   Net income per share                       $(.45)            $.06
                                        ===========      ===========
   Weighted average number of
      shares outstanding                  5,630,000        4,672,000
                                        ===========      ===========


          See accompanying notes to consolidated financial statements.

                                DOVE AUDIO, INC.

                       CONSOLIDATED STATEMENTS OF INCOME



                                          SIX MONTHS ENDED JUNE 30
                                        ------------------------------
                                            1996              1995
                                        ------------      ------------
REVENUES - Note 10
   Publishing, Net                      $  6,545,000      $  6,380,000
   Film                                    4,054,000            28,000
                                        ------------      ------------
                                          10,599,000         6,408,000
COST OF SALES - PUBLISHING                 6,018,000         3,964,000
COST OF SALES - FILM                       2,937,000            11,000
                                        ------------      ------------
                                           1,644,000         2,433,000
SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES - Note 7        4,101,000         1,841,000
                                        ------------      ------------
      Income from operations              (2,457,000)          592,000
NET INTEREST INCOME (EXPENSE)                 (6,000)           (5,000)
   Loss on sale of asset                        --             (11,000)
                                        ------------      ------------
   Income before income taxes             (2,463,000)          576,000

PROVISION FOR INCOME TAXES - Note 5          295,000          (282,000)
                                        ------------      ------------
   Net income                           $ (2,168,000)     $    294,000
                                        ============      ============
   Net income per share                        $(.40)             $.06
                                        ============      ============
   Weighted average number of
      shares outstanding                   5,464,000         4,672,000
                                        ============      ============

          See accompanying notes to consolidated financial statements.

                                DOVE AUDIO, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                            FOR THE SIX MONTHS ENDED
                                                                                    June 30,
                                                                          ----------------------------
                                                                              1996            1995
                                                                          ------------     -----------
OPERATING ACTIVITIES
   Net income                                                             $(2,168,000)     $   294,000
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
       Depreciation                                                            127,000          35,000
       Amortization of production masters                                    1,031,000       1,050,000
       Amortization of film costs                                            2,435,000          11,000
       Amortization of good will                                                40,000              --
       Changes in operating assets and liabilities
         Accounts receivable                                                   325,000       1,037,000
         Deferred tax asset                                                     80,000          20,000
         Inventory                                                           1,289,000        (734,000)
         Film costs                                                         (2,387,000)       (100,000)
         Expenditures for production masters                                (1,665,000)     (1,635,000)
         Prepaid expenses and other assets                                    (393,000)        (87,000)
         Accounts payable and accrued expenses                                (741,000)        298,000
         Royalties payable                                                      19,000         (99,000)
         Income taxes                                                               --         (57,000)
         Advances and deferred revenue                                      (1,581,000)        755,000
                                                                          ------------     -----------
            Net cash provided by (used in) operating activities             (3,589,000)        788,000
                                                                          ------------     -----------
INVESTING ACTIVITIES
   Acquisition of Four Point Entertainment                                  (3,023,000)
   Sale of marketable securities                                                95,000       1,701,000
   Purchase of marketable securities                                                --         (36,000)
   Sale of property and equipment                                                   --          51,000
   Purchases of equipment                                                      (83,000)        (91,000)
   Payments for building improvements                                         (250,000)             --
                                                                          ------------     -----------
            Net cash from (used in) investing activities                    (3,261,000)      1,625,000
FINANCING ACTIVITIES
   Proceeds from sale of common stock                                        1,982,000         729,000
   Proceeds from sale of preferred stock                                            --           2,000
   Proceeds of bank borrowings                                                 489,000       1,325,000
   Repayments of notes payable                                                      --      (2,527,000)
                                                                          ------------     -----------
             Net cash provided by financing activities                       2,471,000        (471,000)
                                                                          ------------     -----------
             Net increase (decrease) in cash and cash equivalent            (4,379,000)

CASH AND CASH EQUIVALENTS AT JANUARY 1                                       4,946,000         503,000
                                                                          ------------     -----------
CASH AND CASH EQUIVALENTS AT JUNE 30                                      $    567,000     $ 2,445,000
                                                                          ============     ===========

SUPPLEMENTAL CASH FLOW INFORMATION
      Cash paid for interest
      Cash paid for income taxes                                          $     80,000     $    53,000
                                                                          ============     ===========
                                                                               --          $   370,000
                                                                          ============     ===========


          See accompanying notes to consolidated financial statements.

                                DOVE AUDIO, INC.
                   Notes to Consolidated Financial Statements


NOTE 1 - BASIS OF PRESENTATION, ORGANIZATION AND BUSINESS

    The accompanying consolidated financial statements of Dove Audio, Inc. (the "Company") are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, and Form 10-QSB for the three month period ending March 31, 1996. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation. The results of operations for the three month period ended June 30, 1996 are not necessarily indicative of results to be expected for the full fiscal year.

    Dove Audio, Inc. is engaged, among other things, in the business of producing and distributing books on tape (audio books). The Company acquires audio publishing rights for specific titles or groups of titles on a worldwide basis, in perpetuity and often including interactive media applications. The Company is also engaged in the publication of printed books; the development and production of movies-for-television, mini-series and videos; and the acquisition and distribution of feature films.

    Dove Four Point, Inc., the Company's wholly-owned subsidiary ("Dove Four Point"), is an independent production company. Dove Four Point is hired as a producer-for-hire in connection with a creative concept and literary property owned by another party to produce all forms of television productions, including pilots, series, telefilms, miniseries, talk shows, game shows and infomercials for network, cable and syndicated production. In addition to being hired as a producer-for-hire, the Company develops and produces television productions for which rights may be retained by the Company.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

         Production Masters

    Production masters are stated at cost net of accumulated amortization. Costs incurred for production masters, including non-refundable advances, royalties paid to authors and readers, as well as recording and design costs, are capitalized and amortized over a two-year period from the time a title is initially distributed, consistent with the estimated revenue for a title. For audio and printed book titles released prior to January 1, 1996, this has generally resulted in amortization of approximately 80% of a title's production master costs in the initial quarter of release, with the remaining 20% amortized in the fifth quarter of release. Based on management's current estimates with respect to the timing of revenues, audio titles released on or after January 1, 1996 are amortized on a quarter-by-quarter basis over a two year period. This will result in approximately 80% of such an audit title's production master cost being amortized in the initial year of release. The effect of this change was to reduce the production master amortization component of Cost of Sales by approximately $8,000 and $244,000 for the three and six months ended June 30, 1995, respectively. The amortization of printed books remains unchanged. Any portion of production masters which are not estimated to be fully recoverable from future revenues are charged to amortization expense in the period in which the loss becomes evident.


         Reclassifications

    Certain reclassifications have been made to prior quarter consolidated financial statements to conform to current quarter presentation.

NOTE 3 - PRODUCTION MASTERS

    Production masters, net of accumulated amortization of $8,394,568 at June 30, 1996 consisted of the following:

                     Released titles            $1,460,000
                     Unreleased titles           1,932,000
                                                ----------
                     Total                      $3,392,000

NOTE 4 - FILM COSTS

The following is an analysis of film costs as of June 30, 1996:

Television and theatrical films released less accumulated film amortization

    Current - $ 3,057,000               Non-Current - $ 1,044,000
              $  (998,000)                                     --
              -----------                              ----------
              $ 2,059,000                             $ 1,044,000

    As of June 30, 1996 all net film costs will be amortized within the next three year period based upon the Company's current revenue estimates.


NOTE 5 - INCOME TAXES

    Income taxes are computed in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company provides for income taxes during interim reporting periods based upon an estimate of its annual effective tax rate. This estimate includes all anticipated federal, state and foreign income taxes.


NOTE 6 - NOTES PAYABLE


Notes payable at June 30, 1996 consist of the following:


Mortgage Note                                $1,889,000
Other notes payable                           1,790,000
                                             ----------
                                             $3,679,000

Even though the Company has reached agreement with Sanwa Bank, subject to formal credit committee approval and final documentation, on the refinancing of its facilities with the bank, as of the date of this report the agreement has not been consummated; hence the Company is still in default on its revolving line of credit to Sanwa (See "Liquidity and Capital Resources" and Item 3. "Defaults Upon Securities"). Based on the fact that the Company's other bank loans have cross-default clauses, all notes payable are classified as current regardless of the original maturity.

NOTE 7 - RELATED PARTY TRANSACTIONS


    The Company has acquired audio book rights for fourteen titles which were written by a principal shareholder. The net audio sales (net of returns) from these titles for the quarters ended June 30, 1996 and 1995 were ($22,000) and ($8,000), respectively.

    During the three months ending June 30, 1996, the Company made payments totaling $6,000 to a principal shareholder/officer for the business rental of a condominium owned by the officer.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

        Litigation - See Part II Item 1. Legal Proceedings

         Office Lease

    The Company leases office space under a noncancelable operating lease expiring December 1998. The Company's lease obligation is secured by a $15,000 deposit. Rent expense was $63,000 and $62,000 in the three months ending June 30, 1996, and June 30, 1995, respectively, and $113,000 and $133,000 for the six months ended June 30, 1996 and June 30, 1995 respectively. The minimum future noncancelable lease expense under the lease is approximately $250,000 annually for the years 1996 through 1998, inclusive. The lease is subject to annual rent escalations and the pass-through of costs.

         Feature Film Distribution Agreement

    In May 1996 the Company entered into an agreement with Samuelson Entertainment Limited to acquire the distribution rights to a film entitled "Wilde" in all media throughout the United States and Canada (but excluding French-speaking Canada) and the exclusive worldwide print, audio and interactive rights. Under the agreement the Company is required to pay sums totalling GBP 1,333,332 (approximately $2,000,000) over the next 12 months for such rights.

NOTE 9  -  CAPITAL ACTIVITIES

    In April 1996 the Company refinanced its $1,900,000 mortgage note which the Company borrowed from the seller in conjunction with the acquisition of its new office building. The new loan from Asahi Bank of California is secured by a deed of trust and bears interest at a fixed rate of 8% per annum. The loan matures in April 2001 and provides for a 20 year monthly amortization payment rate.

    In August 1996 the Company was offered a $1,365,447 term loan from Sanwa Bank to refinance the Company's existing revolving line of credit and term loan. The new term loan would have a maturity of August 1, 1997 with a five year amortization schedule. In addition, the Company was offered a further $220,000 short-term loan which would mature on October 7, 1996. Both loans would be secured by the Company's assets and would be guaranteed by two principal shareholders. The Company has signed documents accepting the facilities and, as of the date of this report, is awaiting execution of the documents by the bank.

         Stock Options And Warrants

    The Board of Directors of the Company adopted the 1994 Stock Incentive Plan (the "Plan"). The Plan provides for the grant of options to purchase up to an aggregate of 400,000 shares of the Common Stock of the Company (subject to an anti-dilution provision providing for adjustment in the event of certain changes in the Company's capitalization).

    Options outstanding under the Plan at June 30, 1996 were:

      Options outstanding at June 30, 1996       94,999     $6.00 - $9.75

    At June 30, 1996, options to acquire 67,831 shares of common stock under the Plan were exercisable

    In addition to the above options issued under the Plan, the Company granted options to acquire 250,000 shares of Common Stock at an exercise price of $.01 per share in 1994 in connection with the forgiveness of certain deferred compensation owing to the Company's principal shareholders;
    75,000 shares of Common Stock at an exercise price of $8.00 per share in 1995; and 300,000 shares of Common Stock at an exercise price of $11.00 in April 1996 in connection with the Four Point acquisition.


                                                                   Number of
                                                                   Shares of
                                               Number of             Common
                                               Warrants               Stock
             Warrants outstanding at
                 March 31, 1996                1,535,000            1,385,000           $6.00 - $12.00

             Warrants issued
             (exercised)                         (12,500)              (6,250)          $8.00
                                               ---------           ----------
             Warrants outstanding at
                 June 30, 1996                 1,522,500            1,378,750           $6.00 - $12.00
                                               =========            =========

    At June 30, 1996 warrants to acquire 340,000 shares of common stock were exercisable.

NOTE 10 - MAJOR CUSTOMERS AND SUPPLIERS

    For the six months ended June 30, 1996 and 1995, revenues, net of returns, from the Company's three major customers approximated 20% and 49% of net revenues respectively.

    A significant amount of audio inventory is supplied by one manufacturer. The Company is not dependent on the manufacturer as its sole source of product.


NOTE 11 - STOCK REGISTRATION

    On June 14, 1996 the Company filed a registration statement with the SEC on Form S-3 for the registration of 2,335,000 shares of Dove Audio, Inc. Common Stock.


NOTE 12 - FOUR POINT ACQUISITION

    On April 29, 1996 the Company acquired Four Point Entertainment Inc. ("Four Point") for consideration of $2.5 million in cash and 427,274 shares of common stock (Initial Shares) of the Company with an earn-out provision of up to an additional 163,636 shares of Common Stock. The acquisition has been accounted for as a purchase, and accordingly the results of operations of Four Point have been included in the Company's financial statements from April 29, 1996. The excess of the purchase price over the fair value of the net identifiable assets acquired of $6,025,000 has been recorded as goodwill and is being amortized on a straight-line basis over 25 years.

    Pursuant to the terms of the acquisition agreement of Four Point Entertainment, Inc. 40,000 shares of the Initial Shares were placed in escrow pending the receipt of certain outstanding receivables. Accordingly the Company has excluded such shares from the initial purchase price pending the resolution of the related contingencies. The Company is currently in the process of finalizing the allocation of the purchase price pending the resolution of the above contingency and certain other items.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The discussion and analysis below should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes to the Consolidated Financial Statements included elsewhere in this Report.

OVERVIEW

    Dove commenced business in 1985 as one of the pioneers of the audio book industry and has become one of the leading independent producers of audio books in the United States. The Company produces and distributes over 100 new titles annually and has built a library of over 1200 titles. The Company is also engaged in the publication of printed books under the Dove imprint and the development and production of movies-for-television, mini-series, and videos and the acquisition and distribution of feature films.

    A significant portion of the Company's expenses are relatively fixed, and therefore reduced sales in any quarter relating from the timing of delivery of product or otherwise could adversely affect operating results for that quarter.

    To complement its audio book operations, the Company has significantly increased its publication of printed books. In addition, the Company intends to continue to diversify its operations through its theatrical feature film division. Subject to appropriate opportunities becoming available to the Company, the Company plans to acquire independent films for distribution in the U.S. and Canada on an all rights basis (including theatrical, home video and all forms of television). The Company has entered into a two year video output arrangement with Paramount Pictures wherein Paramount will market and distribute Dove product under the Dove Home Video label.

    The Company's catalog of 1996 audio releases includes The Hunchback of Notre Dame, performed by Julie Christie, Shadows of Steel by Dale Brown, and On Managing by Mark H. McCormack. The Company's catalog of 1996 printed book releases includes Red Mercury by Max Barclay, When Money Is King by Richard Hack, and Values by Marva Collins.

    The Company's television and theatrical films have been based principally upon novels written by two authors for which the Company has published audio books. Currently, the Company has several television projects in development including the production of Family Blessings, a follow-up to the Dove production of Home Song by LaVyrle Spencer which aired on CBS in March 1996. The Company generally seeks to limit its financial risk in the production of television movies and mini-series and feature films by pre-sales and licensing to third parties. The production of television and theatrical films has been sporadic over the last several years and significant variances in operating results from year-to-year and quarter-to-quarter can be expected for film revenues.

    Dove Four Point, Inc., the Company's wholly-owned subsidiary, develops, and produces various forms of television programming, including pilots, series, telefilms, mini-series, talk shows, game shows and infomercials for network, cable and syndicated markets. In May, Dove Four Point announced the receipt of a production order for a new entertainment/news program for the 1996/97 television season, "Scoop with Sam and Dorothy", which will be distributed by ACI/Pearson TV. In June, Dove Four Point announced a production order from
MGM Domestic Television Distribution for "The Bradshaw Difference," a new syndicated talk show for the 1996/97 television season. Dove Four Point also owns and operates post-production and edit facilities for its own and third-party programming.

RESULTS OF OPERATIONS

     Except for the historical information contained herein, certain of the matters discussed in this quarterly report are "forward-looking statements," as defined in the Private Securities Litigation Reform Act of 1995, which involve certain risks and uncertainties, which could cause actual results to differ materially from those discussed herein including, but not limited to risks relating to the Company's operating losses, the Company's need for additional financing or liquidity, growth and acquisition risks, dependence on limited number of projects, the impact of returns and remainder sales of audio and printed books on results of operations and risks relating to the nature of the entertainment industry, government regulation, competition, and control by management. See the relevant discussion elsewhere herein and in the Company's periodic reports and other documents filed with the Securities and Exchange Commission including the Company's registration statement on Form S-3 for a further discussion of these and other risks and uncertainties applicable to the Company's business.

    The following table sets forth (i) publishing and film revenues and
(ii) publishing cost of sales, film cost of sales, and selling, general and administrative expenses as a percentage of total revenues for the periods indicated:

                          Three Months Ended June 30,

                                              1996              1995
            REVENUES
               Publishing                      73%              100%
               Film                            27                --
                                              ---               ---
                   Total                      100%              100%
                                              ===               ===
            OPERATING EXPENSES
               Cost of sales - Publishing      96%               63%
               Cost of sales - Film            18                --
               Selling, general &
                   administrative              90                24
                                              ---               ---
                   Total                      204%               87%
                                              ===               ===

Three Months ended June 30, 1996 Compared to Three Months ended June 30, 1995

PUBLISHING

    Revenues. Net publishing revenues for the three months ended June 30, 1996 compared to the three months ended June 30, 1995 decreased by $1,993,000 or 48% from $4,190,000 to $2,197,000. Of the total publishing revenue for the three months ended June 30, 1996, net audio book revenue was $1,502,000 and net printed book revenue was $695,000. The decrease in net publishing revenue was attributable in part to lower sales activity caused by a soft retail environment for both audio and printed books. The provision for returns as a percentage of gross revenue was 51% for the three months ended June 30, 1996. Substantially all of the Company's sales of book products are and will continue to be subject to potential returns by distributors and retailers if not resold to the public. Although the Company makes allowances and reserves for returned product that it believes are adequate, significant increases in return rates could materially and adversely impact the Company's financial condition or results of operations. Titles currently scheduled for release in the third quarter of 1996 include "A Prime Time Life" by Aaron Spelling on audio and "When Money is King" by Richard Hack in Print.

    Cost of Sales. Cost of sales for the three months ended June 30, 1996 compared to the three months ended June 30, 1995 increased by $253,000 or 10% from $2,629,000 to $2,882,000. The increase in cost of sales was primarily attributable to a write down in excess of $500,000 for certain inventory, additional costs related to returned product, and consistent production master costs in spite of lower sales. In addition, there was a significantly greater mix of lower margin sales to direct marketers, specialty book clubs and discount stores. The inventory write-down included the printed book titles "The Private Dairy of Nicole Brown Simpson" and "The Private Diary of Lyle Menendez", and certain obsolescent covers. Publishing cost of sales as percentage of net publishing revenues increased from 63% in the three months ended June 30, 1995 to 131% in the three months ended June 30, 1996.

FILM

    Revenues. Film revenues for the three months ended June 30, 1996 compared to the three months ended June 30, 1995 increased by $795,000. There was no film revenue in the three months ended June 30, 1995. The increase was attributable to the inclusion of 2 months of activity from Dove Four Point which contributed approximately $600,000 of revenue. The Company has accounted for the Four Point acquisition under purchase accounting from the April 29, 1996 acquisition date. The remaining film revenues in the three months ended
June 30, 1996 were generated by sales from the Company's theatrical feature film division.

    Cost of Sales. Film cost of sales increased by $531,000 from $11,000 in the three months ended June 30, 1995 to $542,000 in the three months ended June 30, 1996. The increase was attributable to a significant increase in film sales in the three months ended June 30, 1996. Film amortization is generally incurred in proportion to the estimated revenues generated from the release or licensing of film properties.

GENERAL

    Gross Profit/Loss. The Company recorded a gross loss of $432,000 for the three months ended June 30, 1996 compared to a gross profit of $1,550,000 for the three months ended June 30, 1995. Gross profit margin as a percentage of revenue decreased from 37% in the three months ended June 30, 1995 to (14%) in the three months ended June 30, 1996. This decrease resulted primarily from the substantial increase in Cost Of Sales experienced in the three months ended June 30, 1996.

    Selling, General and Administrative. Selling, general and administrative expenses ("SG&A") include costs associated with selling, marketing and promoting the Company's products, as well as general corporate expenses including salaries, occupancy costs, professional fees, travel and entertainment. SG&A for the three months ended June 30, 1996 compared to the three months ended June 30, 1995 increased by $1,649,000 or 160% from $1,030,000 to $2,679,000. Of the increase in SG&A, approximately $450,000 was attributable to increased overhead in connection with the Company's acquisition of Four Point Entertainment and approximately $65,000 to an increase in the provision for doubtful accounts.
The remaining increases were in occupancy costs, advertising, travel and entertainment, depreciation, and professional fees.

    Net Interest Income (Expense). The Company had net interest expense of $54,000 in the three months ended June 30, 1996 compared to net interest income of $14,000 in the three months ended June 30, 1995. This increase in interest expense was primarily due to the addition of mortgage debt for the Company's headquarter's building and the assumption of debt from the Four Point acquisition.

                           Six Months Ended June 30,


                                              1996            1995
             REVENUES
                Publishing                     62%             99%
                Film                           38               1
                                              ---             ---
                    Total                     100%            100%
                                              ===             ===
             OPERATING EXPENSES
                Cost of sales - Publishing     57%             62%
                Cost of sales - Film           28             --
                Selling, general &
                    administrative             39              28
                                              ---             ---
                    Total                     124%             90%
                                              ===             ===

Six Months ended June 30, 1996 Compared to Six  Months ended June 30, 1995

PUBLISHING

    Revenues. Net publishing revenues for the six months ended June 30, 1996 compared to the six months ended June 30, 1995 increased by $165,000 or 3% from $6,380,000 to $6,545,000. Of the total publishing revenue for the six months ended June 30, 1996, net audio book revenue was $3,647,000 and net printed book revenue was $2,898,000. The increase in net publishing revenue was primarily attributable to an increase in publishing sales in the first quarter of 1996 and to the particular success of the bestselling printed book "You'll
Never Make Love In This Town Again." The provision for returns as a percentage of gross revenue was 44% for the six months ended June 30, 1996. Substantially all of the Company's sales of book products are and will continue to be subject to potential returns by distributors and retailers if not resold to the public. Although the Company makes allowances and reserves for returned product that it believes are adequate, significant increases in return rates could materially and adversely impact the Company's financial condition or results of operations.

    Cost of Sales. Cost of sales for the six months ended June 30, 1996 compared to the six months ended June 30, 1995 increased by $2,054,000 or 52% from $3,964,000 to $6,018,000. The increase in cost of sales was primarily attributable to a write down in excess of $500,000 for certain inventory, certain excess fulfillment costs related to returned product, and a consistent production master cost in spite of lower sales. The inventory write-down included the printed book titles "The Private Diary of Nicole Brown Simpson" and "The Private Diary of Lyle Menendez" and certain obsolescent covers. Publishing Cost of sales as percentage of net publishing revenues increased from 62% in the six months ended June 30, 1995 to 92% in the six months ended June 30, 1996. The increase was primarily attributable to a significantly greater mix of lower margin sales to direct marketers, specialty book clubs and discount stores.

FILM

    Revenues. Film revenues for the six months ended June 30, 1996 compared to the six months ended June 30, 1995 increased by $4,026,000 from $28,000 to $4,054,000. The increase was primarily attributable to the delivery of the HomeSong television movie to CBS in the first quarter of 1996, combined with the inclusion of 2 months of activity from Dove Four Point which contributed approximately $600,000 of revenue. The remaining film revenues in the six months ended June 30, 1996 were generated by sales from the Company's theatrical feature film division.

    Cost of Sales. Film cost of sales increased by $2,926,000 to $2,937,000 in the six months ended June 30, 1996 compared to $11,000 in the six months ended June 30, 1995. The increase was attributable to a significant increase in film sales in the six months ended June 30, 1996. Film amortization is generally incurred in proportion to the estimated revenues generated from the release or licensing of film properties.

GENERAL

    Gross Profit. The Company's gross profit for the six months ended June 30, 1996 compared to the six months ended June 30, 1995 decreased by $789,000 or 32% from $3,433,000 to $1,644,000. Gross profit margin as a percentage of revenue decreased from 38% in the six months ended June 30, 1995 to 16% in the six months ended June 30, 1996. This decrease resulted primarily from the substantial increase in Publishing Cost Of Sales discussed above.

    Selling, General and Administrative. Selling, general and administrative expenses ("SG&A") include costs associated with selling, marketing and promoting the Company's products, as well as general corporate expenses including salaries, occupancy costs, professional fees, travel and entertainment. SG&A for the six months ended June 30, 1996 compared to the six months ended June 30, 1995 increased by $2,260,000 or 123% from $1,841,000 to $4,101,000. Of the increase in SG&A approximately $450,000 was attributable to the increased overhead in connection with the Company's acquisition of Four Point Entertainment and approximately $65,000 to an increase in the provision for doubtful accounts. The remaining increases were in occupancy costs, advertising, travel and entertainment, depreciation, and professional fees.

    Net Interest Income (Expense). Net Interest Expense for the six months ended June 30,1996 compared to the six months ended June 30, 1995 increased by $1,000. This increase was primarily due to the addition of mortgage debt for the Company's headquarter's building and the assumption of debt from the Four
Point acquisition.

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

    Since its inception, the Company has satisfied its liquidity needs principally through the sale of equity securities, loans from or guaranteed by certain of its shareholders, other debt, and cash generated from operations. In December 1995 and January 1996, the Company raised net proceeds of $6,303,000 from the sale of 76 Units in a private placement. Each Unit consisted of 12,500 shares of the Company's Common Stock and 12,500 warrants to purchase 12,500 shares of the Company's Common Stock at $12.00 (exercisable on or after September 14, 1996). The net proceeds were used by the Company to fund increased working capital needs during 1996 and to finance strategic acquisitions of product and complementary business (i.e. the Four Point acquisition). The Company filed a registration statement on Form S-3 for the shares and warrant shares underlying the Units on June 14, 1996.

    In connection with the acquisition of Four Point, which was completed on April 29, 1996, the Company guaranteed certain term debt (in the principal amount of $800,702 as of August 9, 1996) and a $1.0 million revolving line of credit ($564,745 principal amount outstanding as of August 9, 1996) of Four Point from Sanwa Bank California. The term loan matures on October 3, 1998 and the line of credit, which had an original maturity of June 3, 1996, was extended to July 15, 1996. Four Point is past due on its obligation to repay the revolving line of credit at its maturity. The Company and the bank have agreed to the terms of a new facility by the bank, subject to formal bank credit committee approval and final documentation, to refinance the existing loans and extend the maturity date thereof to August 1997. As of the date of this report, the new facility has not been consummated and the Company remains in default under the revolving line of credit. Such a default would trigger a cross default under the term loan with Sanwa Bank and an additional loan (approximately $1,899,000 principal amount outstanding as of August 9, 1996). While the Company believes that it has secured new financing there is no assurance that the new financing will be consummated. Both of the existing Sanwa Bank loans are secured by substantially all of the Company's assets, other than the Company's building, and the Company's principal shareholders and Dove Four Point have agreed to guarantee such new facility. In addition, the original credit documents contain various financial and other covenants to which Four Point must adhere. Four Point is out of compliance with such financial covenants as of August 9, 1996. The Company believes that Sanwa Bank will waive such non-compliance as part of its extension of the credit facility. However, at this time the Company has not received a formal waiver and there is no assurance that such waiver will be received. Accordingly, Sanwa Bank has the right to exercise various remedies to collect on the outstanding loans, as set forth above, which would likely cause a default under the Company's other outstanding loans.

    In April 1996 the Company refinanced its $1,900,000 mortgage note which the Company borrowed from the seller in conjunction with the acquisition of its new office building. The new loan from a bank is secured by a deed of trust and bears interest at a fixed rate of 8% per annum. The loan matures in April 2001 and provides for a 20 year monthly amortization payment rate.

    In May 1996 the Company entered into an agreement with Samuelson Entertainment Limited to acquire the distribution rights to a film entitled "Wilde" in all media throughout the United States and Canada (but excluding French-speaking Canada) and the exclusive worldwide print, audio and interactive rights. Under the agreement the Company is required to pay sums totalling
GBP 1,333,332 (approximately $2,000,000) over the next 12 months for such rights.

    As of August 9, 1996 the Company had cash and short-term investments of approximately $1,073,000.

    The Company used $3,589,000 for operating activities during the six month period ended June 30, 1996. See "Consolidated Financial Statements of the Company - Consolidated Statements of Cash Flows." The Company believes its existing working capital, together with borrowings under its line of credit (assuming the consummation of the extension of the Company's line of credit) anticipated cash flows from operations, including from the commencement of significant television productions for the 1996/97 television season, and other funding sources, will be sufficient to meet the Company's working capital requirements with respect to its current commitments for the next twelve months. While the Company believes that it has reached agreement with its lender, subject to formal credit committee approval by the bank and the completion of final documentation, to refinance its past due line of credit, there is no assurance that such refinancing will be consummated. If such refinancing is not consummated, such lender would have the right to exercise its collection remedies, which would have a material adverse effect on the Company's operations, financial condition and prospects including the curtailment of its operations and the sale or other disposition of some or all of its assets to satisfy outstanding loan amounts (which would include amounts outstanding under both the term loan and the revolving credit facility with its lender and likely would include amounts outstanding under a loan with an additional lender secured by a mortgage on the Company's building). In any event, absent additional capital or liquidity, the Company will be substantially constrained in its ability to commit to new projects requiring cash outlays and, accordingly, the Company is currently seeking to augment its working capital through an increased bank line of credit, the issuance of equity or debt securities or otherwise, the availability or terms of which cannot be assured. In addition, any further expansion of the Company or acquisitions of particular properties or libraries, would require capital resources beyond those currently available to the Company, which acquisition of such resources would be dependent upon the ability of the Company to obtain additional sources of working capital, whether through the issuance of additional equity or debt securities, additional bank financing or otherwise.

INFLATION

    The Company does not believe its business and operations have been materially affected by inflation.

                                     PART II

                                OTHER INFORMATION


Item 1. Legal Proceedings


    The Company is party to certain litigation involving the film Morning Glory. In the first of such matters, captioned In the Matter of The Arbitration Between Dove Audio, Inc., Michael Viner and Jerry Leider v. Steven Stern and Sharmhill Productions (B.C.), Inc. (Los Angeles Superior Court Case No. BS 019699) (the "Enforcement Action"), the Company sought to enforce a binding arbitration award issued to it in September 1992 in the approximate amount of $4.5 million (plus attorneys' fees and interest accruing from the date of such award) relating to certain rights in such film and contracts relating thereto. In August 1993, the trial court affirmed such award and granted to the plaintiffs in such action, including the Company, a money judgment in such amount. In March 1995, the trial court ruling was appealed by the defendants to the California Court of Appeals, and in June 1995, the California Court of appeals affirmed the judgment. The Company is currently attempting to collect such judgment. In a related matter, captioned Dove Audio, Inc., Michael Viner and Jerry Leider v. Steven Stern, Sharma Stern, Sharmhill Productions (B.C.), Inc. et al., (Los Angeles Superior Court Case No. BC 072892; filed in January 1993), the Company and other plaintiffs have brought a fraudulent conveyance action relating primarily to a marital settlement between certain defendants named therein. The purpose of such action is to restore certain assets to the defendants in the Enforcement Action against which to levy if ultimately successful therein. Such action is in discovery and no trial date has been set. There is no assurance that the Company ultimately will prevail in these actions, or as to if, when or in what amounts the Company will be able to levy on any judgments issued in its favor.

    The Company was served in March 1996 with a complaint in the action entitled Alexandra D. Datig v. Dove Audio (Los Angeles Superior Court Case No. BC145501) (the "Datig Action"). The Datig Action was brought by a contributor to, and relates to the writing of, the recently released book, You'll Never Make Love In This Town Again. Such complaint alleged breach of contract, breach of good faith and fair dealing, libel, fraud and deceit, intentional misrepresentation, negligent misrepresentation, interference with business opportunity, intentional infliction of emotional distress and negligent infliction of emotional distress. The complaint also alleged sexual harassment on the part of Michael Viner and the Company. The Datig Complaint prayed for $1.0 Million in damages. The Company's demurrer to all causes of action was sustained by the court on June 18, 1996; however, the plaintiff was given thirty (30) days leave to amend the complaint. The plaintiff filed an amended complaint on July 18, 1996 alleging the same causes of action. The Company plans to once again move to dismiss all causes of action. While the Company believes it has good, meritorious defenses, there is no assurance that the Company will be able to successfully defend itself in the Datig Action.

    On June 25, 1996 another contributor to "You'll Never Make Love In This Town Again", Melinda Hammon, also filed a complaint in the Los Angeles Superior Court against Dove Audio, Inc. and Michael Viner alleging sexual harassment, (the "Hammon Action") (Los Angeles Superior Court Case No. BC152664). Although Hammon never had a summons issued and never served any of the defendants, the Company and Michael Viner have demurred to what the Company contends to be a meritless claim. While the Company believes it has good, meritorious defenses, there is no assurance that the Company will be able to successfully defend itself in the Hammon Action.

    The Company was served in July 1996 with a complaint in the action entitled Terri Maxine Frankle and Jennie Luis Frankle v. Dove Audio (U.S. District Court, Central District of California Case No. 96-4073 RSWL) (the "Frankle Action"). This action relates to a claim that the plaintiffs were the authors of "You'll Never Make Love In This Town Again" and alleges copyright infringement and fraud. The plaintiffs' applications for a temporary restraining order and preliminary injunction were denied for failure to demonstrate a sufficient likelihood of success on the merits. At this time, no trial date has been set. While the Company believes it has good, meritorious defenses, there is no assurance that the Company will be able to successfully defend itself in the Frankle Action.

    On June 17, 1996, the Company and Dove Four Point filed a complaint against Shukri Ghalayini in the Superior Court for the State of California for the County of Los Angeles. The complaint alleges, among other things, that Mr. Ghalayini (i) breached his fiduciary duty to Four Point (now owned by the Company) by diverting corporate assets to pay personal expenses,
    (ii) made false representations to induce the Company and Dove Four Point to complete the acquisition, including misrepresenting the tangible shareholders' equity of Four Point as of the closing and diverting production funds and holding checks previously drawn to pay accounts payable in order to meet a closing condition that outstanding bank debt be below a specified level and (iii) made false representations to induce
    Dove Four Point to enter into his employment agreement, including that he was essential to the performance of Four Point.

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

    Item 3. Defaults Upon Securities.

    In connection with the acquisition of Four Point, which was completed on April 29, 1996, the Company guaranteed certain term debt (in the principal amount of $800,702 as of August 9, 1996) and a $1.0 million revolving line of credit ($564,745 principal amount outstanding as of August 9, 1996) of Four Point from Sanwa Bank California. The term loan matures on October 3, 1998 and the line of credit, which had an original maturity of June 3, 1996, was extended to July 15, 1996. Four Point is past due on its obligation to repay the revolving line of credit at its maturity. The Company and the bank have agreed to the terms of a new facility by the bank, subject to formal bank credit committee approval and final documentation, to refinance the existing loans and extend the maturity date thereof to August 1997. As of the date of this report, the new facility has not been consummated and the Company remains in default under the revolving line of credit. Such a default would trigger a cross default under the term loan with Sanwa Bank and an additional loan (approximately $1,899,000 principal amount outstanding as of August 9, 1996). While the Company believes that it has secured new financing there is no assurance that the new financing will be consummated. Both of the existing Sanwa Bank loans are secured by substantially all of the Company's assets, other than the Company's building, and the Company's principal shareholders and Dove Four Point have agreed to guarantee such new facility. In addition, the original credit documents contain various financial and other covenants to which Four
    Point must adhere. Four Point is out of compliance with such financial covenants as of August 9, 1996. The Company believes that Sanwa Bank will waive such non-compliance as part of its extension of the credit facility. However, at this time the Company has not received a formal waiver and there is no assurance that such waiver will be received. Accordingly, Sanwa
    Bank has the right to exercise various remedies to collect on the outstanding loans, as set forth above, which would likely cause a default under the Company's other outstanding loans.

    Item 5. Other Information

    Effective as of August 1, 1996 Charles Weber has agreed to provide consulting services to the Company on a project-by-project basis and will no longer serve as Chief Operating Officer. The Company has retained Gerald Leider, Chairman of the Board, to provide various management services on an on-going basis.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

             27.  Financial Data Schedule


         (b) REPORTS ON FORM 8-K

             No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 19, 1996
                                    DOVE AUDIO, INC.

                                    By     /s/ MICHAEL VINER

                                           Michael Viner, President
                                           (Chief Executive Officer)

Date: August 19, 1996

                                    By     /s/ SIMON BAKER
                                           Simon Baker, Chief Financial Officer

                                DOVE AUDIO, INC.

                                INDEX TO EXHIBITS



      EXHIBIT                                                 PAGE
      NUMBER                                                 NUMBER
      -------                                                ------

        27            Financial Data Schedule