Form 10QSB/A
period 1996-06-30
DOVE AUDIO INC
filed 1996-09-10
CIK 930436

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A
                               (AMENDMENT NO. 1)



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

                                DOVE AUDIO, INC.

                        CONSOLIDATED STATEMENTS OF INCOME



                                        THREE MONTHS ENDED JUNE 30
                                        ----------------------------
                                           1996             1995
                                        -----------      -----------
REVENUES - Note 10
   Publishing, Net                      $ 2,197,000      $ 4,190,000
   Film                                     795,000             --
                                        -----------      -----------
                                          2,992,000        4,190,000
COST OF SALES - PUBLISHING                2,882,000        2,629,000
COST OF SALES - FILM                        542,000           11,000
                                        -----------      -----------
                                           (432,000)       1,550,000
SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES - Note 7       2,809,000        1,030,000
                                        -----------      -----------
      Income from operations             (3,241,000)         520,000
NET INTEREST INCOME (EXPENSE)               (54,000)          14,000
   Loss on sale of asset                       --            (11,000)
                                        -----------      -----------
   Income before income taxes            (3,295,000)         523,000
PROVISION FOR INCOME TAXES - Note 5         626,000         (262,000)
                                        -----------      -----------
   Net income                           $(2,669,000)     $   261,000
                                        ===========      ===========
   Net income per share                       $(.47)            $.06
                                        ===========      ===========
   Weighted average number of
      shares outstanding                  5,630,000        4,672,000
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

    The following table sets forth (i) publishing and film revenues and
(ii) publishing cost of sales, film cost of sales, and selling, general and administrative expenses as a percentage of total revenues for the periods indicated:

                          Three Months Ended June 30,

                                              1996              1995
            REVENUES
               Publishing                      73%              100%
               Film                            27                --
                                              ---               ---
                   Total                      100%              100%
                                              ===               ===
            OPERATING EXPENSES
               Cost of sales - Publishing      96%               63%
               Cost of sales - Film            18                --
               Selling, general &
                   administrative              94                24
                                              ---               ---
                   Total                      208%               87%
                                              ===               ===

Three Months ended June 30, 1996 Compared to Three Months ended June 30, 1995

PUBLISHING


    Revenues. Net publishing revenues for the three months ended June 30, 1996 compared to the three months ended June 30, 1995 decreased by $1,993,000 or 48% from $4,190,000 to $2,197,000. Of the total publishing revenue for the three months ended June 30, 1996, net audio book revenue was $1,502,000 and net printed book revenue was $695,000. The decrease in net publishing revenue was attributable in part to lower sales activity caused by a soft retail environment for both audio and printed books as well as to a decrease in new printed book products released in the second quarter of 1996 compared to the corresponding period in 1995, during which the Company released "The Private Diary of Lyle Menendez" and "The Private Diary of an O.J. Juror." Net publishing revenue also decreased compared to the first quarter of 1996, during which the Company released the New York Times best-selling printed book "You'll Never Make Love
In This Town Again." The provision for returns as a percentage of gross revenue was 51% for the three months ended June 30, 1996. Substantially all of the Company's sales of book products are and will continue to be subject to potential returns by distributors and retailers if not resold to the public. Although the Company makes allowances and reserves for returned product that it believes are adequate, significant increases in return rates could materially and adversely impact the Company's financial condition or results of operations. Titles currently scheduled for release in the third quarter of 1996 include "A Prime Time Life" by Aaron Spelling on audio and "When Money is King" by Richard Hack in Print.


    Cost of Sales. Cost of sales for the three months ended June 30, 1996 compared to the three months ended June 30, 1995 increased by $253,000 or 10% from $2,629,000 to $2,882,000. The increase in cost of sales was primarily attributable to a write down in excess of $500,000 for certain inventory, additional costs related to returned product, and consistent production master costs in spite of lower sales. In addition, there was a significantly greater mix of lower margin sales to direct marketers, specialty book clubs and discount stores. The inventory write-down included the printed book titles "The Private Diary of Nicole Brown Simpson" and "The Private Diary of Lyle Menendez", and certain obsolescent covers. Publishing cost of sales as percentage of net publishing revenues increased from 63% in the three months ended June 30, 1995 to 131% in the three months ended June 30, 1996.

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


    Selling, General and Administrative. Selling, general and administrative expenses ("SG&A") include costs associated with selling, marketing and promoting the Company's products, as well as general corporate expenses including salaries, occupancy costs, professional fees, travel and entertainment. SG&A for the three months ended June 30, 1996 compared to the three months ended June 30, 1995 increased by $1,779,000 or 173% from $1,030,000 to $2,809,000. Of the increase in SG&A, approximately $450,000 was attributable to increased overhead in connection with the Company's acquisition of Four Point Entertainment and approximately $265,000 to an increase in the provision for doubtful accounts. Advertising expense increased by approximately $540,000 primarily in connection with the Company's printed book operations due in part to marketing commitments made in connection with the securing of the underlying rights.
The remaining increases were primarily in salaries, occupancy costs, travel and entertainment, depreciation, and professional fees.


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


    Selling, General and Administrative. Selling, general and administrative expenses ("SG&A") include costs associated with selling, marketing and promoting the Company's products, as well as general corporate expenses including salaries, occupancy costs, professional fees, travel and entertainment. SG&A for the six months ended June 30, 1996 compared to the six months ended June 30, 1995 increased by $2,260,000 or 123% from $1,841,000 to $4,101,000. Of the increase in SG&A approximately $450,000 was attributable to the increased overhead in connection with the Company's acquisition of Four Point Entertainment and approximately $265,000 to an increase in the provision for doubtful accounts. Advertising expense increased by approximately $820,000 primarily in connection with the Company's printed book operations due in part to marketing commitments made in connection with the securing of the underlying rights. The remaining increases were primarily in salaries, occupancy costs, travel and entertainment, depreciation, and professional fees.


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


Date: September 9, 1996

                                    DOVE AUDIO, INC.

                                    By     /s/ MICHAEL VINER
                                           -----------------------------------
                                           Michael Viner, President
                                           (Chief Executive Officer)


Date: September 9, 1996


                                    By     /s/ SIMON BAKER
                                           -----------------------------------
                                           Simon Baker, Chief Financial Officer

                                DOVE AUDIO, INC.

                                INDEX TO EXHIBITS



      EXHIBIT                                                 PAGE
      NUMBER                                                 NUMBER
      -------                                                ------

        27            Financial Data Schedule