Form 10QSB/A
period 1996-03-31
DOVE AUDIO INC
filed 1996-09-11
CIK 930436

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 FORM 10-QSB/A
                               (AMENDMENT NO. 2)



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

                                DOVE AUDIO, INC.

                        Consolidated Statements of Income



                                                       For the Quarters Ended March 31,
                                                       --------------------------------
                                                           1996               1995
                                                       ------------       -------------
REVENUES - Note 10
   Publishing, Net                                       $4,348,000       $2,190,000
   Film                                                   3,259,000           28,000
                                                         ----------       ----------
                                                          7,607,000        2,218,000

COST OF SALES - Publishing                                3,136,000        1,335,000

COST OF SALES - Film                                      2,395,000                -
                                                         ----------       ----------
                                                          2,076,000          883,000
SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES - Note 7                       1,292,000          811,000
                                                         ----------       ----------

      Income from operations                                784,000           72,000

NET INTEREST INCOME (EXPENSE)                                48,000          (19,000)

   Income before income taxes                               832,000           53,000

PROVISION FOR INCOME TAXES - Note 5                      $  331,000           20,000

   Net income                                            $  501,000       $   33,000
                                                         ==========       ==========


   Net income per share                                  $      .10       $      .01
                                                         ==========       ==========

   Weighted average number of
      shares outstanding                                  5,263,000        3,934,000
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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

         Production Masters

         Production masters are stated at cost net of accumulated amortization. Costs incurred for production masters, including non-refundable advances, royalties paid to authors and readers, as well as recording and design costs, are capitalized and amortized over a two-year period from the time a title is initially distributed, consistent with the estimated revenue for a title. For audio and printed book titles released prior to January 1, 1996, this has generally resulted in amortization of approximately 80% of a title's production master costs in the initial quarter of release, with the remaining 20% amortized in the fifth quarter of release. Based on management's current estimates with respect to the timing of revenues, audio titles released on or after January 1, 1996 are amortized on a quarter-by-quarter basis over a two year period. This will result in approximately 80% of such an audio title's production master cost being amortized in the initial year of release. The change has been made to the amortization of audio title production master cost to better match such amortization to the Company's current estimated revenue for audio titles released on or after January 1, 1996. The effect of this change on the first quarter of 1996 was to reduce the production master amortization component of Cost of Sales by approximately $236,000. The amortization of printed books remains unchanged. Any portion of production masters which are not estimated to be fully recoverable from future revenues are charged to amortization expense in the period in which the loss becomes evident.

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

           The Company has been and is currently involved in various litigation matters and claims in the normal course of business. Based in part upon

                                DOVE AUDIO, INC.

           consultation with legal counsel, management believes that the outcome of the various actions will not result in any significant impact on the Company's financial statements.


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

RESULTS OF OPERATIONS

     The following table sets forth (i) publishing and film revenues and (ii) cost of sales, film amortization, selling, general and administrative expenses as a percentage of total revenues for the periods indicated:

                            QUARTERS ENDED MARCH 31,

                                                         1996         1995
                                                         ----         ----
REVENUES
         Publishing                                      57.2%        98.7%
         Film                                            42.8          1.3
                                                        -----        -----
                Total                                     100%         100%
                                                        =====        =====
OPERATING EXPENSES
         Cost of sales - Publishing                      41.2%        60.2%
         Cost of sales - Film                            31.5          ---
         Selling, general &
             administrative                              17.0         36.6
                                                        -----        -----
             Total                                       89.7%        96.8%
                                                        =====        =====

                                DOVE AUDIO, INC.


QUARTER ENDED MARCH 31, 1996 COMPARED TO QUARTER ENDED MARCH 31, 1995

     PUBLISHING

     Revenues. Net publishing revenues for the three months ended March 31, 1996 increased 99% to $4,348,000, compared with $2,190,000 for the three months ended March 31, 1995. The increase was primarily attributable to the successful release of the Company's New York Times bestselling printed book "You'll Never Make Love In This Town Again." The contribution from the Company's other audio and printed books was in line with historical performance. Net publishing revenues in the three month period ended March 31, 1995 primarily consisted of sales of audio books and revenues from the licensing of rights to the Company's products to third parties. Substantially all of the Company's sales of book products are and will continue to be subject to potential returns by distributors and retailers if not resold to the public. Although the Company makes allowances and reserves for returned product that it believes are adequate, significant increases in return rates could materially and adversely impact the Company's financial condition or results of operations. Titles currently scheduled for release in the second quarter of 1996 include "Bad As I Wanna Be" by Dennis Rodman on audio and "White Flame" by James Grady in print.

     Cost of Sales. Cost of sales for the three months ended March 31, 1996 increased 135% to $3,136,000, compared with $1,335,000 for the three months ended March 31, 1995. The increase was primarily attributable to an increase in the total number of audio and printed books sold compared to the equivalent period in 1995. Cost of sales as percentage of net publishing revenues increased from 61% in the period ended March 31, 1995 to 72% in the period ended March 31, 1996. The increase was primarily attributable to higher author and reader royalty advances.

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

     Cost of Sales. Film cost of sales for the 3 months ended March 31, 1996 increased to $2,395,000, compared with $0 for the three months ended March 31, 1995. The increase was primarily due to the recent release of Home Song which aired on CBS in March 1996. Cost of sales is primarily film amortization which is generally incurred in proportion to the estimated revenues generated from the release or licensing of film properties.

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

        10.      Four Point Entertainment, Inc. and Subsidiary Notes to
                 Consolidated Financial Statements Dated January 31, 1996..... F-11






















Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits


Exhibit
Number
- -------
 2.1     Agreement and Plan of Merger by and among the Company, Dove
         Four Point, Inc., Four Point Entertainment, Inc. and holders of capital stock of Four Point Entertainment, Inc., dated
         as of April 12, 1996 (filed as the same number exhibit in the
         Company's Quarterly Report on Form 10-QSB filed with the
         Commission on May 13, 1996)

 4.1 Form of Registration Rights Agreement (filed as the same number exhibit in the Company's Quarterly Report on Form 10-QSB filed with the Commission on May 13, 1996)

10.1     Employment Agreement dated as of April 29, 1996 between
         Shukri Ghalayini and the Company, together with Stock Option
         Award Agreement between the Company and Mr. Ghalayini dated
         April 29, 1996 (filed as the same number exhibit in the Company's Quarterly Report on Form 10-QSB filed with the
         Commission on May 13, 1996)

10.2     Employment Agreement dated as of April 29, 1996 between
         Ronald Ziskin and the Company, together with Stock Option
         Agreement between the Company and Mr. Ziskin dated
         April 29, 1996 (filed as the same number exhibit in the Company's Quarterly Report on Form 10-QSB filed with the
         Commission on May 13, 1996)

10.3     Business Loan Agreement between Asahi Bank of California and Dove
         Audio, Inc. dated April 24, 1996 in the amount of $1,900,000 (filed as the same number exhibit in the Company's Quarterly Report on Form 10-QSB filed with the Commission on May 13, 1996).

23.1     Consent of KPMG Peat Marwick LLP

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
                                   (in 000's)



                                                                         Four Point
                                                             Dove        Entertain-    Pro Forma       Consolidated
                                                         Audio, Inc.     ment, Inc.   Adjustments        Pro Forma

                                                            3/31/96(a)     4/30/96(a)
Cash and cash equivalents                               $       5,052              11      (2,500)(b)          2,563
Accounts receivable                                             2,356             788                          3,144
Inventory                                                       4,006               -                          4,006
Other current assets                                              760             286                          1,046
Loans to officers                                                                 182                            182
                                                        --------------     ----------                     ----------
     Total current assets                                      12,174           1,267                         10,941

Production masters                                              3,055               -                          3,055
Film costs                                                      1,060           1,506                          2,566
Property and equipment                                          2,767             682         924 (c)          4,373
Investments                                                         -             309                            309
Goodwill                                                            -               -       8,003 (b)          5,985
                                                                                             (924)(c)
                                                                                           (1,094)(d)
                                                        --------------- --------------                --------------
     Total assets                                       $       19,056           3,764                         27,229
                                                        ============== ===============                ===============

Accounts payable and accrued expenses                           1,927           1,137         269 (b)          3,333
Notes payable                                                   1,937           1,253                          3,190
Other current liabilities                                         690             280                            970
                                                        -------------- ---------------                ---------------
     Total current liabilities                                  4,554           2,670                          7,493

Preferred Stock                                                   856              10         (10)(d)            856
Common stock                                                       49             159           4 (b)             53
                                                                                             (159)(d)

Additional paid-in-capital                                     14,761             911       5,230 (b)         19,991
                                                                                             (911)(d)

Accumulated deficit                                            (1,164)          1,115      (1,115)(d)         (1,164)
Treasury stock                                                      -          (1,101)      1,101 (d)              -
                                                        -------------- ---------------                ---------------
     Total shareholders' equity                                14,502           1,094                         19,736
                                                        -------------- ---------------                ---------------

     Total liabilities and shareholders' equity         $      19,056           3,764                         27,229
                                                        ============== ===============                ===============

      Pro Forma Condensed Consolidated Statement of Operations (Unaudited)
                       Three months ended March 31,  1996
                     (in 000's,  except per share amounts)


                                                                         Four Point
                                                            Dove         Entertain-   Pro Forma        Consolidated
                                                         Audio, Inc.     ment, Inc.   Adjustments        Pro Forma

                                                         Three months   Three months
                                                            ended          ended
                                                            3/31/96(a)      4/30/96(a)
Revenues:
     Publishing                                                 4,138               -                          4,138
     Film                                                       3,259             886                          4,145
                                                        -------------- ---------------                ---------------
          Total sales                                           7,397             886                          8,283

Cost of sales                                                   2,886           1,039          46 (e)          3,971
Film amortization                                               2,435               -                          2,435
                                                        -------------- ---------------                ---------------
          Gross profit                                          2,076            (153)                         1,877

Selling, general and administrative                             1,292             753          60 (f)          2,063
                                                                                              (42)(g)
                                                        -------------- ---------------                ---------------
          Income (loss) from operations                           784            (906)                          (186)
Net interest income (expense)                                      48             (33)                            15
Other income (expense)                                              -              19                             19
                                                        -------------- ---------------  ------------- ---------------
          Income (loss) before income taxes                       832            (920)         64               (152)

Income taxes (benefit)                                            331            (332)        (22)(h)            (23)
                                                        -------------- ---------------  ------------- ---------------

          Net income (loss)                                       501            (588)         42               (129)
                                                        ============== ===============  ============= ===============


          Net income (loss) per share
                                                                $0.10                                         ($0.02)
                                                        ==============                                ===============
          Weighted average number of
               shares outstanding                               5,263                                          5,690
                                                        ==============                                ===============

      Pro Forma Condensed Consolidated Statement of Operations (Unaudited)
                         Year ended December 31,  1995
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


(c) Reflects the reevaluation of property and equipment to fair value.

(d) Reflects the reevaluation of property and equipment to fair value and the elimination of Dove Audio, Inc.'s investment in Four Point Entertainment, Inc.

(e) To record additional depreciation expense associated with the purchase price allocation to fixed assets.

(f) To record the amortization of goodwill on a straight line method over 25 years

(g) To record an adjustment to the salary expense of Four Point's two principal stockholders based on employment agreements entered into in conjunction with the acquisition by Dove.

(h) To record income tax impact of pro forma adjustments using a 34% tax rate.

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

      On January 31, 1995, the two primary stockholders contributed to the Company their 33-1/3% ownership interest in Empire Burbank Studio, Inc. ("Empire") and their rights to certain notes receivable from Empire in exchange for the reduction of certain outstanding loans to these stockholders held by the Company amounting to approximately $801,000. The amount by which the reduction in stockholders' loans exceeds the sum of the stockholders' historical cost basis of the investment in and notes receivable from Empire has been recorded by the Company as a distribution in the form of a dividend. The Company's investment in Empire is accounted for using the equity method. Empire's unaudited financial data as of and for the year ended January 31, 1996 is summarized as follows:

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

Date:  September 10, 1996             DOVE AUDIO, INC.


                                      By /s/ MICHAEL VINER
                                        ---------------------------
                                         Michael Viner, President,
                                         Chief Executive Officer and Director



Date:  September 10, 1996             By /s/ SIMON BAKER
                                        ---------------------------
                                         Simon Baker, Chief Financial Officer

                                DOVE AUDIO, INC.

                               INDEX TO EXHIBITS

Exhibit                                                                   Page
Number                                                                   Number
- -------                                                                  ------
 2.1     Agreement and Plan of Merger by and among the Company, Dove
         Four Point, Inc., Four Point Entertainment, Inc. and holders of capital stock of Four Point Entertainment, Inc., dated
         as of April 12, 1996 (filed as the same number exhibit in the
         Company's Quarterly Report on Form 10-QSB filed with the
         Commission on May 13, 1996)

 4.1 Form of Registration Rights Agreement (filed as the same number exhibit in the Company's Quarterly Report on Form 10-QSB filed with the Commission on May 13, 1996)

10.1     Employment Agreement dated as of April 29, 1996 between
         Shukri Ghalayini and the Company, together with Stock Option
         Award Agreement between the Company and Mr. Ghalayini dated
         April 29, 1996 (filed as the same number exhibit in the Company's Quarterly Report on Form 10-QSB filed with the
         Commission on May 13, 1996)

10.2     Employment Agreement dated as of April 29, 1996 between
         Ronald Ziskin and the Company, together with Stock Option
         Agreement between the Company and Mr. Ziskin dated
         April 29, 1996 (filed as the same number exhibit in the Company's Quarterly Report on Form 10-QSB filed with the
         Commission on May 13, 1996)

10.3     Business Loan Agreement between Asahi Bank of California and Dove
         Audio, Inc. dated April 24, 1996 in the amount of $1,900,000
         (filed as the same number exhibit in the Company's Quarterly
         Report on Form 10-QSB filed with the Commission on May 13, 1996)

23.1     Consent of KPMG Peat Marwick LLP

27       Financial Data Schedule