Form 10KSB/A
period 1995-12-31
DOVE AUDIO INC
filed 1996-09-12
CIK 930436

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                 FORM 10-KSB/A
                               (AMENDMENT NO. 2)


(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended           December 31, 1995
                          -----------------------------------------------------

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________

                         Commission file number 0-24984

                                DOVE AUDIO, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           California                                 95-4015834
- --------------------------------------------------------------------------------
  (State or other jurisdiction of                  (I.R.S. employer
   incorporation or organization)                 identification no.)

         301 N. Canon Drive, Suite 207, Beverly Hills, California 90210
- --------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code (310) 273-7722
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---
         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the fiscal year ending December 31, 1995 were approximately $11,148,000.

         As of April 1, 1996, the aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $37,000,000 based upon the average closing bid and asked price of such stock on such date.

         Shares outstanding as of April 1, 1996: 4,884,166
         Transitional Small Business Disclosure format: Yes      No  X
                                                            ---     ---

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer's definitive proxy statement for its 1996 annual meeting of shareholders to be filed pursuant to Regulation 14A not later than 120 days after the end of the issuer's fiscal year (December 31) are incorporated by reference in Part III, Items 9, 10, 11 and 12 of this Form 10-KSB.

                                   PART I

ITEM 1.           BUSINESS

GENERAL

                  Dove Audio, Inc. ("Dove" or the "Company") is one of the leading independent producers (i.e., unaffiliated with any single book publisher) of audio books in the United States. The Company currently produces and distributes approximately 100 to 120 new titles annually and has built a library of over 1000 titles since commencing business in 1985 as one of the pioneers of the audio book industry. The Company is also engaged in the publication of printed books under the Dove imprint and the development and production of movies-for-television, television mini-series, videos and, to a limited extent, feature films. During the second quarter of 1995, the Company formed a wholly-owned subsidiary, Dove International, Inc. ("Dove International") to engage in domestic distribution of theatrical films and to act as foreign sales agent for the international distribution of theatrical films. In January 1996 Dove International entered into a multi-year agreement with Paramount Home Video for the exclusive video distribution rights to the Company's titles in the U.S. and Canada.

                  The Company's audio books generally consist of audio recordings of abridged and unabridged versions of books that have had or are expected to have commercial success or that the Company believes to have literary merit, or original material specially adapted for the audio book format, read by celebrity actors or the authors themselves. In 1994, the Company was awarded a Grammy for its production of the children's audiobook Audrey Hepburn's Enchanted Tales. The Company maintains ongoing relationships with many well-known authors, including Sidney Sheldon, Amy Tan and Jack Higgins, and celebrity readers, including Roger Moore, Paul Scofield, Glenda Jackson and Gregory Peck. In July 1995, the Company entered into an agreement with Stephen King to sell, license and distribute seven of his best-selling titles in Spanish world-wide. The Company's audio books range from best-selling fiction and non-fiction to movie tie-in audios, classics, humor, children's audio and foreign language product. The Company generally produces its own masters for its audio book products, the majority of which are recorded at the Company's own recording studio located at its principal offices, under the supervision of Company Vice President, actress Deborah Raffin Viner.

                  In March 1995, the Company entered into an agreement (the "Reader's Digest Agreement") with Reader's Digest Association, Inc. ("Reader's Digest") pursuant to which the Company granted to Reader's Digest certain non-retail distribution rights (including direct mail marketing) to the Company's audio books, including the Company's existing audio library, on an exclusive world-wide basis. In addition, the Company is permitted to create new audio titles under the Reader's Digest label and to publish in audio under the Dove and/or Reader's Digest label works in Reader's Digest printed book library, in each case with Reader's Digest's prior written consent on a title-by-title basis. Reader's Digest is currently evaluating a proposed joint venture to publish a printed book series on each of the 43 presidents of the United States. It is contemplated that the series would be distributed by Reader's Digest into certain markets and publication costs would be jointly financed.

                  The Company's printed book operations, which were commenced in 1994, include the New York Times No. 1 Bestseller Nicole Brown Simpson: The Private Diary of a Life Interrupted (a biography of Nicole Brown Simpson written by Faye Resnick) (the "Simpson Book"), and the follow-up book by Ms. Resnick, Shattered. In January 1996, the Company again published a New York Times bestseller,"You'll Never Make Love In This Town Again." Other books published during 1995 included Newt Gingrich's Bedtime Stories for Orphans, Memories of Madison County by Jana St. James, Mark McCormack's On Negotiating and The Private Diary of Lyle Menendez: In His Own Words. The Company's book catalogue of upcoming publications includes White Flame by James Grady, The Private Diary of Scarlett O'Hara, Legacy of Deception by Stephen Singular and several children's books including The Adventures of Drippy the Runaway Raindrop by Sidney, Mary and Alexandra Sheldon.

                  The Company's television and theatrical films include the theatrical release Morning Glory (1993) and the television movie Home Song
(1996), based on novels written by LaVyrle Spencer, and the television movies Memories of Midnight (1991) and Sands of Time (1992), based on novels written by Sidney Sheldon. In addition, the Company has been previously involved in the production of three other movies, Windmill Of The Gods, Night Of The Fox, and Touched By Love. Currently, Dove has two television movie projects in development based on the novels of LaVyrle Spencer, and the Company has obtained a production commitment from CBS for one of them. The Company generally seeks to limit its financial risk in the production of long-form television and feature films by presales and licensing to third parties. The Company also has commenced operations involving production of projects for initial release in video format, including children's and business videos and a video documentary based on the Company's book You'll Never Make Love In This Town Again.


                  In July 1995, the Company, through its newly-formed subsidiary, Dove International, acquired certain rights with respect to 48 films in the Skouras Pictures, Inc. library (plus the Unapix films) in consideration of a cash advance of $750,000. The Company conducted corporate and legal due diligence review and the Seller received an independent opinion from an investment banking firm to determine the fairness of the consideration paid by the Company for such rights. There were no related party affiliations in such transaction. The Company is distributing these films and any net profits (after the Company's recoupment of the advance and subsequent distribution costs) will be allocated and paid 50% to the Company and 50% to Skouras Pictures, Inc. As of March 7, 1996, Dove International had acquired eight new titles, up to five of which will be released theatrically on a limited basis and three will be direct-to-video through the Company's agreement with Paramount Home Video.



                  In April 1996, the Company reached a definitive agreement to acquire Four Point Entertainment, Inc. ("Four Point") for consideration of $2.5 million in cash and 427,273 shares of Dove Common Stock, with an earn-out provision of up to an additional 163,636 shares of Dove Common Stock. The Company conducted corporate and legal due diligence review in connection with its negotiations with representatives of the Seller with respect to the consideration paid by the Company for such acquisition. There were no related party affiliations in such transaction. Four Point develops and produces various forms of television programming, including pilots, series, telefilms, mini-series, talk shows, game shows and infomercials for network, cable and syndicated markets. In addition, Four Point owns and operates post-production and edit facilities for its own and third-party programming. Consummation of the agreement is subject to delivery of customary closing documents and other customary closing conditions and is expected to occur at or before the end of April 1996.

                  Since it was founded in 1985, the Company has predominantly operated as a publisher of audio books and has only completed the production of seven films to date. In addition, the Company has only recently engaged in significant efforts in the printed book publishing and theatrical distribution businesses. There can be no assurance that the Company's efforts at diversification will be successful.

STRATEGY

                  Dove's principal business strategy is to: (i) expand its library of audio books by acquiring and/or producing new titles licensed from established authors or classic literature in the public domain, (ii) increase distribution of its audio book library through new outlets (such as record stores and video stores), direct marketing, distribution of foreign-language audio books in the United States and abroad and international sales, (iii) diversify its operations through the production and distribution of videos, television movies and mini-series and theatrical films, and expanding publication of printed books, (iv) establish and/or expand new or complementary areas such as audio books on compact disc, interactive CD-ROM and musical recordings, and (v) expand the Company's film library through acquisitions and internal growth.

                  The Company has focused its development efforts on assembling a group of best-selling authors as source material for its audio books. The Company seeks to establish and expand its library of audio book titles by establishing long-term relationships directly with book authors. The Company believes that these types of arrangements are attractive to authors because the Company is willing to give authors a significant amount of input and, in many cases, control over the finished product. The Company plans to continue to expand its audio book library by licensing new titles from book authors, by publishing in audio formats classic literature in the public domain, through strategic acquisitions of libraries currently owned by others and through strategic relationships, such as that recently established with the Reader's Digest Agreement.

                  The Company plans to expand by establishing new products complementary to its audio book operations, including high-end language and business products, in response to the changing demands of its customers. The Company has also attempted to expand its customer base and the demographic appeal of its audio book products. Towards such end, the Company has increased foreign distribution (including licensing of foreign distribution rights to third parties) of its English language products and domestic and foreign distribution of foreign-language versions of its titles.

                  To complement its audio book operations, the Company has increased significantly its publication of printed books. The Company intends to publish up to 70 books in print in 1996. In addition, the Company intends to continue to diversify its operations through its film production and distribution operations. Subject to appropriate opportunities becoming available to the Company, the Company plans to enter into production and development deals with established exhibitors and television networks through arrangements which seek to minimize risk of the Company's investment in such productions.

                  The Company considers and from time to time exploits other activities in various entertainment fields that complement or enhance its current operations, such as the production of records or videos. The Company from time to time also considers the acquisition of businesses complimentary to its current operations. Aside from its definitive agreement to acquire Four Point, the Company has from time to time entered into discussions or submitted bids to acquire other companies in related entertainment fields and film libraries.

                  The Company's business is dependent on its ability to acquire rights to use new audio and/or printed book and film properties that will have broad market appeal. To the extent the Company is unable effectively to identify and exploit products and concepts that will achieve commercial success, or if the Company is unable to identify and obtain rights to the works of new popular authors and to obtain the services of popular readers, the Company's future operating results will be adversely affected. Furthermore, if the Company is unable to renew contracts with current authors on acceptable terms, or if there are shifts in consumer tastes or in the popularity of the Company's current authors, the Company's future operating results also may be adversely affected. Ultimately, the future success of the Company's film and other operations will depend on the ability of the Company to exploit successfully existing opportunities and to establish new sources of product. There is no assurance that the Company will be able to maintain or expand its sources of film and other product.

BOOKS ON AUDIO

 Industry Overview

                  "Audio books" consist of audio recordings of literary or other works read by one or more persons. Historically, audio books have been sold in traditional book stores. However, audio books are increasingly being sold through national book clubs. Retail outlets specializing in audio books are also expanding rapidly. The Company believes that the market for audio books is increasing due to a number of trends, including increased demand by readers and writers for unabridged versions of titles, movie tie-ins, expansion into the compact disc ("CD") format, the increasing popularity of original audio material not derived from previously published printed materials and demand by consumers for audio recordings of particular readers (as opposed to particular titles).

                  Although audio books have been available to the public for approximately ten years, the consumer market for audio books remains a niche market. Even given increases in the popularity of audio books, the ultimate growth of the industry is unclear. The Company believes success in the audio book industry depends mainly upon the creative efforts of authors, readers and producers. Public tastes are unpredictable and can shift rapidly. There is no assurance that the Company will be able to operate profitably in this line of business in the future.

 Dove Audio Book Operations

                  The Company believes it is one of the leading independent (i.e. not affiliated with any major publisher) producer of abridged and unabridged books on audio with approximately 1,000 titles in its audio book library currently offered for sale. The Company currently releases approximately 100 to 120 audio book titles each year. The Company, which was founded by Michael and Deborah Raffin Viner in conjunction with Sidney Sheldon in 1985, was one of the early pioneers in audio books and one of the first to have best-selling authors such as Amy Tan, Sidney Sheldon and Robert Waller read their own works. The Company's products historically have included numerous New York Times and Publishers Weekly best selling books. The fastest growth areas for the Company in recent periods have been business, children's and movie tie-in titles. The Company is also expanding its library to include Spanish and other foreign language versions of its titles. The Company is engaged in the simultaneous sale of abridged, unabridged and foreign language translation versions of its audio books. The Company's audio products represent virtually all categories of books. Although historically the Company has published audio books primarily on cassette tape, the Company is publishing new and existing titles in CD format.

                  The Company typically acquires titles for publication by entering into exclusive agreements with book authors pursuant to which the Company obtains the rights to current works and obtains an option or right of first refusal as to one or more future works. Authors are typically compensated either by advances against royalties or through profit participations. The Company typically acquires audio publishing rights for specific titles or groups of titles on a world-wide basis, including foreign language rights, in perpetuity. Library acquisitions often include additional rights to use such titles in interactive media applications and other media.

                  Dove uses a large array of high visibility star talent for its recordings. Books are read by celebrity readers or, in some cases, by the authors themselves. By virtue of its Los Angeles base, the Company believes it has a significant advantage in gaining access to highly recognizable reading talent. The Company seeks to maintain ongoing relationships with popular readers which typically have been established in large part by Deborah Raffin by virtue of her status as an accomplished actress and Michael Viner through his relationships in the entertainment industry. Readers are typically compensated on a flat-fee basis, though readers may be compensated on a royalty basis.

                  In March 1995, the Company entered into the Reader's Digest Agreement pursuant to which the Company granted to Reader's Digest certain non-retail distribution rights (including, direct mail marketing) to the Company's audio books, including the Company's existing audio library, on an exclusive world-wide basis. In addition, the Company will be permitted to create new audio titles under the Reader's Digest label and to publish in audio under the Dove and/or Reader's Digest label works in Reader's Digest printed book library, in each case with Reader's Digest's prior written consent on a title-by-title basis. The Reader's Digest Agreement expires in 1998.

                  The Company has entered into an agreement with Mark McCormack (author of What They Don't Teach You at Harvard Business School) pursuant to which the Company intends to release audio tapes of five of Mr. McCormack's future books. In June 1994, the Company acquired an audio catalog from Prentice-Hall, Inc. consisting of eighteen business titles. The Company also has acquired the rights to a library of several titles read by Orson Welles, and has published in audio format a compilation of blessings read by the Pope. In July 1995, the Company entered into an agreement with Stephen King to sell, license and distribute seven of his best-selling titles in Spanish worldwide. The titles are Misery, Dolores Claiborne, Gerald's Game, Langoliers, Secret Window, Library Policeman and Sundog.

                  Approximately 80% of physical audio inventory was supplied in fiscal 1995 by one manufacturer. However, the Company currently employs two manufacturers and so is not dependent on any one manufacturer as its sole source of physical product; the Company believes it would have access to alternate sources at competitive prices and quality in the event that the Company were to lose the services of any manufacturer.

AUDIO LIBRARY

                  Dove has been able to develop a list of notable multi-book authors such as Sidney Sheldon, Amy Tan, Robert James Waller, LaVyrle Spencer and Jack Higgins. The Company's audio book library currently includes the following titles:

                  AUTHOR                      TITLE                             READER(S)
                  Sidney Sheldon              Nothing Lasts Forever             Sidney Sheldon and Candy Clark
                                              The Stars Shine Down              Sidney Sheldon
                                              Windmills of the Gods             Lee Remick
                                              The Naked Face                    Roger Moore
                                              Master of the Game                Roddy McDowall
                                              The Stars Shine Down              Roddy McDowall
                                              Morning, Noon & Night             Kirk Douglas
                  Robert James Waller         Bridges of Madison County         Robert James Waller
                                              Slow Waltz in Cedar Bend          Robert James Waller
                  Lilian Jackson Braun        The Cat Who Said Cheese           Mason Adams
                  Jack Higgins                Angel of Death                    Patrick Macnee
                                              Thunder Point                     Roger Moore
                  Amy Tan                     The Joy Luck Club                 Amy Tan
                                              The Kitchen God's Wife            Amy Tan
                                              The Hundred Secret Senses         Amy Tan
                  LaVryle Spencer             Home Song                         David Dukes
                                              That Camden Summer                David Dukes
                  Erich Segal                 Prizes                            Ken Howard
                  Sandra Brown                The Witness                       Joanna Gleason
                  Larry Collins               Black Eagles                      Burt Reynolds
                  John Gardner                Cold Fall                         Christopher Cazenove

The Company has also produced the following audio book anthologies:

            The American West In Fiction
            Best of Science Fiction & Fantasy
            The Orson Welles Library
            Murder For Love
            A Valentine
            I Will Sing Life (a charity presentation featuring the voices of Dustin Hoffman, Tom Cruise, Sidney Poitier, Robin Williams and Whoopi Goldberg).

                  The Company also has produced humorous audio books of the works of the following individuals, in many cases read by the author:

          Art Buchwald                 Daniel Pinkwater
          Dave Barry                   Andy Rooney
          George Burns                 Jonathan Winters
          Garrison Keillor             Bill Geist
                                       Al Franken

                  The Company has published additional audio books by the following authors:

          James Belasco                Lilian Jackson Braun
          Terry Brooks                 Dr. Joyce Brothers
          Helen Gurley Brown           Gabriel Byrne
          Raymond Chandler             Mary Higgins Clark
          Jenny Craig                  Edward de Bono
          Alan Dershowitz              Peter Drucker
          Ken Follett                  Stephen Jay Gould
          Kelsey Grammer               David Haberstam
          Oscar Hijuelos               Erica Jong
          Elmore Leonard               Eric Lustbader
          Ed McBain                    Anne McCaffrey
          Robert Parker                Sara Paretsky
          Philip Roth                  Susan Sontag
          Barry Switzer                Tom Robbins
          Donald Westlake

                  Movie Tie-in Audios. Movie tie-in audios involve adaptations of popular feature films, edited versions of movie soundtracks, cross-promotion via concurrent release, or a combination of the foregoing. Movie tie-in audios are one of the fastest growing areas for new product in the audio industry. The Company has produced or is currently producing audios having ties to each of the following motion pictures:

   John Hughes, Miracle on 34th Street        Little Women starring Winona Ryder
   Nell                                       Scarlett Letter
   Dangerous Minds                            Joy Luck Club
   Indiana Jones and the Last Crusade         Buffy The Vampire Slayer
   Batman                                     The Princess Bride
   Dracula                                    Last of the Mohicans
   Heaven & Earth                             Die Hard With a Vengeance

                  Public Domain Audios. The Company is developing a library of audio publications derived from public-domain product. Public-domain titles do not require contracts to acquire publication rights or the payment of royalties. Such product line attempts to integrate appealing cover art, well-known readers and high-quality recording and box design. The Company supports this product line by aggressive pricing and marketing. The Company aims to release approximately two classic books on audio each month. In 1996, the Company is focusing on the works of, among others, Jules Verne and Jane Austen. Audio books based on public-domain literary works currently published by the Company include the following:

              TITLE                                     READER
              -----                                     ------
              H.G. Wells Library                        Ben Kingsley
              Charles Dickens Library                   Paul Scofield
              Jane Austen Library                       Glenda Jackson
              Edgar Allan Poe                           Paul Scofield, Gregory Hines and David Warner
              Dracula                                   Edward Woodward
              The Three Musketeers                      Michael York
              Emily Dickinson poetry                    Meryl Streep and Glenda Jackson
              Mary Stewart, Queen of Scots              Julie Christie
              Mary Shelley's Frankenstein               Julie Harris
              The Bible - New Testament                 Gregory Peck
              Les Miserables                            Christopher Cazenove
              Call of the Wild                          Ethan Hawke
              The Psalms                                Michael York
              Fables of Aesop                           Rod Steiger, Eddie Alpert, Harvey Fierstein and Sharon Stone

 Dove Kids

                  "Dove Kids" is the children's publishing and audio imprint of the Company, designed to compete with audio book publishers for a share of the growing children's market in both the educational and entertainment areas. The Company has released several titles under the Dove Kids audio imprint, including the 1994 Grammy Award-winning audio, Audrey Hepburn's Enchanted Tales, Mary Sheldon's The Summer Friend performed by Julie Andrews, Elliot Gould and Michael York and The Santasaurus performed by Jonathan Winters, as well as Princess and the Goblin performed by Glenda Jackson. Soon-to-be-released audio titles include The Wind In The Willows performed by Terry Jones of Monty Python fame, Treasure Island performed by Michael York, The Wonderful O performed by Melissa Manchester, and The Hunchback of Notre Dame performed by Julie Christie.

                  Future Dove Kids Books planned by Dove include The Adventures of Drippy the Runaway Raindrop by Sidney, Mary and Alexandra Sheldon, Grandma, What Is Learning? by Marva Collins, The Quite Remarkable Adventures of the Owl and the Pussycat by Eric Idle, The Adventures of Little Nettie Windship by Cheryl Ladd, The Magic Paw -Paw by Michael York, Daddy Day, Daughter Day by Larry and Chaia King, The Long Journey of the Little Seed and The History of Christmas by Annie Reiner, Megan's Two Houses by Erica Jong, The Big Galoot and The Button-Sided Hooey by Shadoe Stevens and The Silver Headdress by Mary Sheldon.

Foreign Language and International

                  The Company has identified certain markets outside the United States as providing opportunities for sales growth and is expanding its distribution to other countries. The expansion of international activities applies not only to the Company's publishing business, but also to its television and film activities, where the exploitation of overseas markets is a key component of the Company's strategy. The Company generally seeks to acquire audio publishing rights for specific titles or groups of titles on a world-wide basis, in perpetuity. Such acquisitions enable the Company to exploit such titles in international markets .

                  Dove has entered into agreements with HarperCollins, Isis, Viking Penguin and others for distribution of some of its product via licensing its masters for publication in the United Kingdom. The Company is also party to an agreement with Pickwick Group Ltd. ("Pickwick") pursuant to which Pickwick will distribute and market in the United Kingdom and Ireland a minimum of 300 titles from the Company's existing audio book library. Such agreement has a term ending in 1997 with the Company having an option for a five year extension and provides for certain advances to the Company against specified royalties.

                  The Company is expanding its activities in the foreign and domestic foreign language markets. The Company has entered into an agreement with Televisa Mexico to translate books on audio into Spanish versions and distribute the Spanish language tapes in Mexico. During the course of fiscal 1995, the Company and Televisa published nine additional Spanish language titles, including two novels written by Sidney Sheldon.

                  The Company's audio book products are also distributed and licensed for distribution in several languages to various countries throughout the world through third-party distributors.

Production, Sales, Marketing and Distribution

                  The Company typically produces its own masters for its audio book products, a majority of which are recorded at the recording studio located at the Company's Los Angeles offices. Virtually all recordings are produced under the supervision of the Company's in house staff, headed by Deborah Raffin Viner. Once a master is produced, the Company contracts with one of several duplication contractors who then duplicate and assemble the tapes or CD's for distribution.

                  The Company designs its own product packaging to enhance the marketability of its audio books. The Company seeks to acquire and use original book art, when available. Dove makes use of foil and other design options to enhance mass marketing. Dove also designs alternative packaging using multi-packs, box sets and gift box designs to present its products more effectively by making the products easier to display and increasing consumer awareness of audio books as a gift option. Dove has also initiated the use of compact disc sets of its best selling audios.

                  The Company's audio books are sold to book stores, several book clubs (including the three major book clubs), record stores and specialty audio book retail outlets. The Company currently sells to all major book retailers, including Ingram Entertainment (including Crown) ("Ingram"), Waldenbooks and B. Dalton. Audio books distributed by the Company to Ingram, Waldenbooks and B. Dalton accounted for 16%,8% and 12% of the Company's net publishing revenues in fiscal 1995, respectively. While the Company does not believe there is any significant risk of losing any of these bookstore chains as outlets for its product, the level of the Company's sales of audio books through these and other outlets significantly depends on the amount of product ordered thereby and shelf space allocated to such products. Dove also sells to rack jobbers and is represented in all major wholesale clubs, including Pace, Sams and Price/Costco. The Company has identified video stores, mass merchandisers and music stores as areas of potential expansion and growth.

                  Sales to retail and other outlets are effected through a combination of Dove's own sales force and third party distributors. Dove established its audio book sales operation in 1989 and has historically independently sold audio books primarily to book stores, retail chains and record and specialty stores. At present, the Company has an internal sales and marketing force of four persons.

                  In January 1995, the Company entered into an agreement with Penguin USA, Inc. ("Penguin") pursuant to which Penguin began serving as the Company's exclusive outside distributor of audio and printed book products (other than certain non-retail and remainder sales). Under such agreement, Penguin is responsible for, among other things, order solicitation, order entry, invoicing, customer service, warehousing, handling and fulfillment of orders and for receiving returns; the Company is responsible for marketing, promotion, publicity and advertising. Under such agreement, Penguin, which is compensated on the basis of a percentage of sales and reimbursed for certain shipping and other expenses, is also responsible for billing, collections and for the issuance of credit to customers. Such agreement provides that Penguin advances revenues to the Company within sixty days of shipment of book product, net of a contractually-established reserve.

                  In March 1995, the Company entered into the Reader's Digest Agreement pursuant to which the Company granted to Reader's Digest certain non-retail distribution rights (including, direct mail marketing) to the Company's audio books, including the Company's existing audio library, on an exclusive world-wide basis. In addition, the Company will be permitted to create new audio titles under the Reader's Digest label and to publish in audio under the Dove and/or Reader's Digest label works in Reader's Digest's printed book library, in each case with Reader's Digest's prior written consent on a title-by-title basis. The Reader's Digest Agreement expires in 1998. Sales through Reader's Digest will be fulfilled through Penguin.

                  Substantially all of the Company's sales of audio book products are and will continue to be subject to potential return by distributors and retailers if not sold thereby to the public. Historically, the Company has experienced significant returns, and there is no assurance that the Company will not experience materially higher returns than its historical return experience. In addition, the Company from time to time makes price concessions or allowances or grant credits to distributors or retailers in order to minimize returns, and such concessions and allowances may adversely affect the Company's operating results.

                  Certain of the Company's revenues are derived from sales at discount prices of excess inventory of audio and printed books, including returned audio book product, effected through warehouse, outlet and other stores ("remainder sales"). Such sales produce net revenues for the Company on a per-unit basis that typically have not exceeded the Company's per-unit costs on a fully-costed basis. The availability of remainder product at discount prices also may have the collateral effect of reducing sales of audio books at full price, and thereby could adversely affect the Company's operating results.

                  The Company advertises its products in various publishing trade publications. The Company also occasionally advertises its products on a remainder-time basis on CNN.

PRINTED BOOK PUBLISHING

                  As part of establishing its library of approximately 30 printed book titles, the Company has been a leader in publishing books involving participants involved in several national interest murder trials: The O.J. Simpson case (including the New York Times number One bestseller Nicole Brown
Simpson: The Private Diary of a Life Interrupted, a biography of Nicole Brown Simpson written by Faye Resnick; and the first book written by an excused juror
- - The Private Diary of an O.J. Juror: Behind the Scenes of the Trial of the Century, written by Michael Knox); and the Menendez brothers' trial (The Private Diary of Lyle Menendez: In His Own Words as told to Norma Novelli). The Company's book catalogue of prior and upcoming publications also includes Curtis Mayfield's Poetic License; Dream Into Action by Milton Katselas; Colin Powell and The American Dream by Stefan Rudnicki; On Negotiating by Mark H. McCormack; Inside The NRA by Jack Anderson; The Phoenix Solution by Vincent T. Buglios; and several children's books including The Adventures of Drippy the Runaway Raindrop, by Sidney, Mary and Alexandra Sheldon, and The Quite Remarkable Adventures of The Owl and The Pussycat by Eric Idle.

                  Recently, the company has produced another New York Times bestseller with the release of You'll Never Make Love In This Town Again. The Company also published the follow-up book by Faye Resnick entitled Shattered.

FILM PRODUCTION

                  The Company from time to time has developed and produced films and mini-series made for television as well as low and medium budget theatrical films. The Company's strategy is to develop and produce films and miniseries substantially financed by third parties through presale contracts with U.S. television networks, foreign distributors and other sources and through co-production arrangements. Although the Company enters into such arrangements, there is no assurance that the Company's funding of such productions will not be at risk. The Company's films are and will continue to be distributed primarily by third parties, but, in certain circumstances, the Company may undertake limited distribution or co-distribution activities for films it produces or acquires.



                  Dove has completed three productions of Sidney Sheldon novels for television with stars such as Jaclyn Smith, Omar Sharif and Jane Seymour; a Jack Higgins mini-series starring Michael York; the theatrical film Morning Glory starring Christopher Reeve and Deborah Raffin; and the television movie Home Song (aired on CBS in March 1996). Currently Dove has a development and production deal with CBS pursuant to which the Company will develop and produce television movies or mini-series based on the novels of LaVyrle Spencer. The agreement with CBS provides for a guarantee of the Company of two production orders which the Company has fulfilled. CBS will also evaluate further projects and give production commitments to the Company for those projects which CBS wishes to license. At the time of giving the Company a production commitment, CBS agrees to pay a license fee to the Company for the rights to broadcast the project. The Company has completed one television movie, Home Song, and has received a production commitment as to a further television movie project, Family Blessings, pursuant to such arrangement. The Company entered into a co-production agreement with Signboard Hill Productions, Inc. ("Signboard") as to such films. Under such agreement, the Company also has licensed to Signboard exclusive world-wide rights to distribute such films in virtually all media, other than the rights granted to CBS for domestic television broadcast. The Company is compensated for such licenses on the basis of an advance against specified royalties. In addition, the Company currently has additional projects in development, including Forgiving by LaVyrle Spencer and sequels to three of Sidney Sheldon's works (The Sands of Time, Memories of Midnight and Windmills of the Gods). There is no assurance that projects in development ultimately will be produced and aired.

                  The Company has also commenced development and production of video products. Videos currently in production include business videos featuring Mark McCormack and Jim Belasco, videos for children, and a video documentary based on the Company's best selling book You'll Never Make Love In This Town Again.

                  Historically, the Company has acquired its film and other properties through relationships of Michael Viner and Deborah Raffin Viner and through authors whose works are published by the Company in audio format. In addition, the Company's film production division to date has been largely dependent on adaptations of the novels of Sidney Sheldon and LaVyrle Spencer. If the works of either of these authors were lost to the Company as a source of film product or if the Company is unable to identify and acquire other sources of film product, the future success of the Company's film production operations likely would be adversely impacted.

                  The Company's film operations are dependent on a limited number of television and other projects. There is no assurance the Company will have any film projects or revenues from film projects in any given quarterly or annual period.

FILM LIBRARY AND THEATRICAL DIVISION

                  In conjunction with the formation of its new film distribution subsidiary, Dove International, the Company completed the purchase of certain rights to 48 films from the Skouras Pictures library. Motion pictures acquired from Skouras, now in the Company's film library, includes stars such as F. Murray Abraham, Dyan Cannon, Ben Cross, Bruce Dern, Peter Gallagher, Jon Heard, Anthony Hopkins, Kris Kristofferson, Sam Neill, Natasha Richardson, Martin Sheen, Talisa Soto, George Takai and Shannon Tweed. The library includes certain distribution rights to My Life As A Dog, which received several "Best Foreign Film" awards in 1987, and recently released films such as A Boy Called Hate and Watch It.

                  Dove International has been actively seeking to acquire independent films for distribution in the U.S. and Canada on an all rights basis (including theatrical, home video and all forms of television). The Company had a strong presence at this years' Sundance Film Festival and the American Film Market where it acquired two additional motion pictures for release in 1996. The Company recently completed a two year exclusive video output arrangement with Paramount Pictures wherein Paramount will market and distribute Dove product under the Dove Home Video label.

                  Dove also owns international rights to a number of motion pictures and has contracted with Keystone Releasing for sub-distribution in certain foreign territories.

A list of current Dove International projects is detailed below showing estimated release dates and media in which the projects are expected to be introduced, subject in each case to modifications in the future based on availability and other factors:

                                     RELEASE                                  PRINCIPAL
            TITLE                    DATE             MEDIA                   TALENT
            -----                    -------          -----                   ---------
          A BOY CALLED HATE          May-96          Theatrical               James Caan
                                                     Scott Caan
                                                     Missy Crider
                                                     Elliott Gould

          WAVELENGTH                 Jun-96          Video                    Jeremy Piven
                                                                              Kelli Williams
                                                                              Richard Attenborough

          POINT OF BETRAYAL          Jul-96          Video                    Dina Merrill
                                                                              Rebecca Broussard
                                                                              Rod Taylor

          INSIDE THE                 Jul-96          Theatrical               Josh Evans
          GOLDMINE                                                            Alicia Tully Jensen

          SOLITAIRE FOR TWO          Aug-96          Video                    Amanda Pays
                                                                              Mark Frankel
                                                                              Maryam D'Abo

          NOTHING TO LOSE            Aug-96          Theatrical               Adrien Brody
                                                                              Sybil Temchen

          DIRTY WEEKEND              Sep-96          Video                    Lia Williams
                                                                              David McCallum
                                                                              Ian Richardson

          FLIPPING                   Sep-96          Theatrical               Keith David
                                                                              Gene Mitchell

          HONEYMOON                  Oct-96          Video                    Stephen Shellen
                                                                              Pascale Brussieres
                                                                              Tammy Lauren

          WRONG EXIT                 Nov-96          Theatrical               Billy Campbell
                                                                              Heather Graham

COMPETITION

                  The audio book business is becoming increasingly competitive. Many major publishing houses have begun audio book operations, and the Company anticipates increased competition in the future from major record companies. Most of the competitors of the Company have substantially greater financial, personnel, technological, marketing and other resources than the Company. The cost of obtaining audio publishing rights from popular authors is escalating and, in certain cases, obtaining such rights is beyond the Company's capital resources. The Company expects this trend to continue. As a result of this trend, it may become more difficult to acquire rights to "blockbuster" works by authors with past successes. The capitalization and financial resources of publishing houses enable such entities to expend considerably greater amounts to obtain the rights to such works than the Company is able to expend given its resources. In addition, major publishing houses may have the ability to require authors to include audio rights in any publishing deal with such publishers. Such ability may preclude Dove and other audio book publishers from having the opportunity to publish in audio format the works of such authors. In addition, increased competition within the audio book industry could result in greater price competition in the sale of audio books. Reductions in prices of audio books, as a result of competition or otherwise, will adversely affect the Company's margins. There is no assurance that the Company will be able to compete successfully with major publishing houses and other competitors in the future.

                 Competition in the television and motion picture industry is extremely intense. The Company competes with the major motion picture studios, numerous independent producers of television programming and feature films and the major U.S. networks for the services of actors, other creative and technical personnel and creative material. Most of the Company's principal competitors have greater financial, distribution, technical and creative resources than the Company. There is no assurance that the Company will be able to continue to compete in the various businesses in which it operates.

EMPLOYEES; LABOR RELATIONS

                 At March 29, 1996, the Company had 46 employees. On occasion, the Company employs temporary workers on a short-term basis to meet particular clerical and other needs. The Company believes employee relations are satisfactory.

                 In the film production segment, in accordance with industry practice, the Company meets a substantial part of its personnel needs by retaining temporary employees, directors, actors, technicians and other specialized personnel on a per-production, weekly or per-diem basis.

GOVERNMENT REGULATION

                 In a decision released September 6, 1995, the Federal Communications Commission ("FCC") repealed its financial interest and syndication rules effective as of September 21, 1995. Those FCC rules, which were adopted in 1970 to limit television network control over television programming and thereby foster the development of diverse programming sources, had restricted the ability of the three established major U.S. networks (i.e. ABC, CBS and NBC), to own and syndicate television programming. The impact of the repeal of the FCC's financial interest and syndication rules on the Company's operations cannot be predicted at the present time, although it is expected that there will be an increase in in-house productions of television programming for the networks' own use. It is possible that this change will have a negative impact on the Company's business. Additionally, in international markets, the Company may be subject to local content and quota requirements which effectively prohibit or limit access to particular markets.

                  In a decision released September 1, 1995, the FCC repealed the Prime Time Access Rule, effective August 30, 1996. The Prime Time Access Rule generally prohibits network-affiliated television stations in the top 50 television markets from broadcasting more than three hours of network programs, or programs previously aired on a network during the four prime time viewing hours (i.e., 7:00 p.m. - 11:00 p.m. Eastern and Pacific times, and 6:00 p.m. - 10:00 p.m. Central and Mountain times). Due to the Prime Time Access Rule, network-affiliated television stations often acquire a certain amount of programming (typically including game shows) for exhibition during the prime time access period from independent television producers and syndicators. While the Company's sale of syndicated programming during prime time is primarily to independent television stations rather than to network-affiliated stations, it is possible that the repeal of the Prime Time Access Rule may constrict the market for the Company's television programming product and that the Company might be subject to increased market competition.

                 On February 1, 1996, Congress passed the Telecommunications Act of 1996 ("the 1996 Act"), and President Clinton signed it into law on February 8, 1996. The 1996 Act is the first comprehensive re-write of the Communications Act of 1934, as amended ("the 1934 Act") and dramatically changed the ground rules for competition and regulation in virtually all sectors of the telecommunications industry, from local and long-distance telephone services, to broadcasting, cable television, and equipment manufacturing. The 1996 Act eliminates many entry barriers to the telecommunications business, relaxes concentration and merger rules, and delegates authority for implementing the Act to the Federal Communications Commission ("FCC").

                 Pursuant to the 1996 Act, the FCC has revised broadcast multiple ownership rules so as to allow a single individual person or entity to own or control or have a cognizable interest in television stations that reach as much as 35 percent of the nation's television households. In addition, as mandated by the 1996 Act, the FCC has eliminated the numerical limits previously set forth in the FCC's rules on the number of television stations that a given individual or entity could own, or have an attributable interest in.

                 Under the 1996 Act, manufacturers of television set equipment will be required to equip all new television receivers with a so-called "V-Chip" which would allow for parental blocking of violent, sexually-explicit or indecent programming based on a rating for any given program that would be broadcast along with the program. Unless the television industry establishes a voluntary ratings system by February 1998, the FCC is directed by the 1996 Act to develop a ratings system based upon the recommendations of an advisory committee selected by the FCC. A coalition of various segments of the entertainment industry has announced plans to devise a voluntary industry ratings code for rating video programming with respect to violent, sexual or indecent content. The industry coalition has announced its intent to have these new guidelines in place before February 1997.

                 Other provisions of the 1996 Act allow local exchange telephone companies to offer multichannel video programming service, subject to certain regulatory requirements, and allow for cable companies to offer local exchange telephone service. The 1996 Act thus fosters the development of a larger number of video program distribution sources.

                  The impact on the Company of the changes in the Communications Act brought about by the 1996 Act and by accompanying changes in FCC Rules cannot be predicted at the present time, although it is expected that there will be an increase in the demand for video programming product as a result of the likelihood that these regulatory changes will facilitate the advent of additional exhibition sources for such programming. However, it is possible that recent alliances of certain program producers and television station group owners, coupled with the recent FCC rule revisions allowing a single television station licensee to own television stations reaching up to 35 percent of the nation's television households, may place additional competitive pressures on program suppliers who are unaligned with any television station group owners.

                 In foreign markets, the Company's ability to distribute its film productions may be subject to local content and quota requirements which prohibit or limit the amount of programming produced outside of the local market. Although the Company believes these requirements have not affected the Company's licensing of its programs in foreign markets to date, such restrictions, or new or different restrictions, could have an adverse impact on the Company's operations in the future as a result of their impact on third-party distributors with whom the Company contracts for foreign distribution.

PROPRIETARY RIGHTS

                 Copyrights in the Company's audio book recordings and the underlying works from which such recordings are derived are separate and distinct rights. The Company generally obtains a license to use (as opposed to a proprietary copyright interest in) the works underlying its audio books from the owner of the copyright thereon. Such licenses may in certain cases be subject to restrictions, such as limiting distribution to particular markets, duration of term, method of sale and use of recordings; however, the Company acquires world-wide rights in perpetuity in most cases. The Company copyrights all audio works it produces. In those limited instances in which the Company acquires pre-recorded audio product (rather than the underlying work), the Company's rights are limited to the terms of the Company's agreement with respect to such product.

ITEM 2.  PROPERTIES

                 The Company has completed the purchase of an office building and two residential houses (and the underlying land) (collectively, the "Property") in West Hollywood, California for $2,500,000. The purchase price was paid $600,000 in cash and $1,900,000 pursuant to a seller carryback note (maturing December 11, 1996), payable to the seller, the Writers' Guild of America, West, Inc. (the "Guild"). The Seller carryback note is secured by a first deed of trust against the Property. The office building contains approximately 22,000 rentable square feet, and the two residential houses contain 1,463 and 1,105 square feet, respectively. The Company leased the office building back to the Guild through February 15, 1996, by which date the Guild had vacated the Property. The Company plans to move its corporate headquarters to the new site in April 1996 and will incur related moving expenses. In connection with the acquisition of the Property, the Company is reviewing potential improvements to the Property. The Company will also incur applicable property taxes and necessary insurance expense. The Company at present anticipates that, owing to its expansion plans, it will continue to also occupy the office space it is currently leasing. The Company's lease obligation with respect to its current headquarters is secured by a $15,000 Letter of Credit. The annual rent for such lease is $250,000. The minimum future noncancelable lease expense under the lease is approximately $250,000 annually for the years 1995 through 1998 inclusive. The lease is subject to annual rent escalations and the pass-through of costs. The Company will continue to review its need for additional office space based upon the outcome of its expansion plans.

ITEM 3.  LEGAL PROCEEDINGS

                 The Company is party to certain litigation involving the film Morning Glory. In the first of such matters, captioned In the Matter of The Arbitration Between Dove Audio, Inc., Michael Viner and Jerry Leider v. Steven Stern and Sharmhill Productions (B.C.), Inc. (Los Angeles Superior Court Case No. BS 019699) (the "Enforcement Action"), the Company sought to enforce a binding arbitration award issued to it in September 1992 in the approximate amount of $4.5 million (plus attorneys' fees and interest accruing from the date of such award) relating to certain rights in such film and contracts relating thereto. In August 1993, the trial court affirmed such award and granted to the plaintiffs in such action, including the Company, a money judgment in such amount. In March 1995, the trial courts ruling was appealed by the defendants to the California Court of Appeals, and in June 1995, the California Court of Appeals affirmed the judgment. The Company is currently attempting to collect such judgment. In a related matter, captioned Dove Audio, Inc., Michael Viner and Jerry Leider v. Steven Stern, Sharma Stern, Sharmhill Productions (B.C.), Inc. et al. (Los Angeles Superior Court Case No. BC 072892; filed in January
1993), the Company and other plaintiffs have brought a fraudulent conveyance action relating primarily to a marital settlement between certain defendants named therein. The purpose of such action is to restore certain assets to the defendants in the Enforcement Action against which to levy if ultimately successful therein. Such action is in discovery and no trial date has been set. There is no assurance that the Company ultimately will prevail in these actions, or as to if, when or in what amounts the Company will be able to levy on any judgments issued in its favor.

                 The Company was served in February 1996 with a complaint in the action captioned Robert H. Tourtelot v. Dove Audio, Inc., Michael Viner and Stephen Singular (Los Angeles Superior Court Case No. SC040739) (the "Tourtelot Action"). The Tourtelot Action arises out of an alleged oral agreement between the Company and Tourtelot to prepare a book for publication by the Company. The First Amended Complaint (the "Tourtelot Complaint") alleges breach of oral contract, fraud and deceit, suppression, breach of an implied covenant and fair dealing, breach of fiduciary duty, infringement of common law copyright, conversion, conspiracy and seeks an accounting. The Company has successfully removed the Tourtelot Action to the U.S. District Court for the central district of California and has filed a motion to dismiss all causes of action. The Tourtelot Complaint seeks relief of $1.0 million in damages. The Company intends to vigorously defend against the Tourtelot Complaint. While the Company believes it has good, meritorious defenses, there is no assurance that the Company will be able to successfully defend itself in the Tourtelot Action.

                 The Company was served in February 1996 with a complaint in the action entitled Alexandra D. Datig v. Dove Audio (Los Angeles Superior Court Case No. BC145501) (the "Datig Action"). The Datig Action was brought by a contributor to, and relates to the writing of, the recently released book, You'll Never Make Love In This Town Again. Such complaint alleges breach of contract, breach of good faith and fair dealing, libel, fraud and deceit, intentional misrepresentation, negligent misrepresentation, interference with business opportunity, intentional infliction of emotional distress and negligent infliction of emotional distress. The complaint also alleges sexual harassment on the part of Michael Viner and the Company. The Datig Complaint prays for $1.0 million in damages. The Company and Mr. Viner intend to vigorously defend against the Datig Complaint. While the Company believes it has good, meritorious defenses, there is no assurance that the Company will be able to successfully defend itself in the Datig Action.

                 The Company is party to various other legal proceedings and claims. The Company believes that the ultimate resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                 MARKET INFORMATION

                 The Company's Common Stock is traded in the Nasdaq SmallCap Market under the symbol DOVE. The following table sets forth, for the periods indicated, the range of low and high bid quotations as reported by the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ"). The prices reflect inter-dealer quotations without retail mark-ups, mark-downs or commissions and may not represent actual transactions. As of April 4, 1996, there were 111 holders of record of Common Stock.

                                                                       LOW       HIGH
                                                                       ---       ----
YEAR ENDED DECEMBER 31, 1994
                 Fourth Quarter (from December 1, 1994)                $8        $10

YEAR ENDED DECEMBER 31, 1995
                 First Quarter (through March 31, 1995)                 9         10 3/8
                 Second Quarter (through June 30, 1995)                 6 5/8     10 3/8
                 Third Quarter (through September 30, 1995)             6 3/4     11 1/4
                 Fourth Quarter (through December 31, 1995)             9 1/4     13 1/4

YEAR ENDED DECEMBER 31, 1996
                 First Quarter (through March 31, 1996)                9 7/8      14 5/8

- ---------------------

                 DIVIDENDS

                 The Company has not declared or paid any cash dividends on its Common Stock and does not intend to declare any dividends in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company's earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider. In addition, if the Company is able to negotiate a new credit facility, such facility will likely include restrictions on the Company's ability to pay dividends.

                 In connection with the December 1994 Initial Public Offering ("IPO") the Company issued to Michael Viner options to purchase 214,113 shares of its Series A Preferred Stock. The total stated value of the preferred stock is $856,000 which accrues dividends at 8% compounded quarterly. $53,000 in preferred stock dividends were paid or accrued in 1995.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The discussion and analysis below should be read in conjunction with the Financial Statements of the Company and the Notes to the Financial Statements included elsewhere in this Report.

OVERVIEW

        Dove commenced business in 1985 as one of the pioneers of the audio book industry and has become one of the leading independent producers (i.e., unaffiliated with any single book publisher) of audio books in the United States. The Company produces and distributes approximately 100 to 120 new titles annually and has built a library of over 1000 titles. The Company is also engaged in the publication of printed books under the Dove imprint and the development and production of movies-for-television, mini-series, and videos and the acquisition and distribution of feature films.

        The demand for audio books is seasonal, with the majority of shipments taking place in the third and fourth quarters of the year. The Company believes that demand for audio books will remain seasonal, and this may adversely affect results of operations for the first and second quarters. Because a significant portion of the Company's expenses are relatively fixed, below-expectation sales in any quarter could adversely affect operating results for that quarter.

        The Company's television and theatrical films have been based principally upon novels written by two authors for which the Company has published audio books. Currently, the Company has several television projects in development including a follow-up to the Dove production of Home Song by LaVyrle Spencer which recently aired on CBS. The Company generally seeks to limit its financial risk in the production of television movies and mini-series and feature films by pre-sales and licensing to third parties. The production of television and theatrical films has been sporadic over the last several years and significant variances in operating results from year-to-year and quarter-to-quarter can be expected for film revenues.

        To complement its audio book operations, the Company is increasing significantly its publication of printed books. The Company intends to publish up to 70 titles in print in 1996. In addition, the Company intends to continue to diversify its operations through its theatrical feature film division. Subject to appropriate opportunities becoming available to the Company, the Company plans to acquire independent films for distribution in the U.S. and Canada on an all rights basis (including theatrical, home video and all forms of television). The Company recently completed a two year video output arrangement with Paramount Pictures wherein Paramount will market and distribute Dove product under the Dove Home Video label.


         In accordance with industry practice, substantially all of the Company's sales of audio and printed book products are and will continue to be subject to potential return by distributors and retailers. Although the Company estimates allowances and reserves for returned products, significant increases in actual return rates above these estimates could materially and adversely impact the Company's results of operation or financial condition.


         Selling, general and administrative expenses include costs associated with selling, marketing and promoting the Company's products, as well as general corporate expenses including salaries, occupancy costs and other overhead, professional fees, and travel and entertainment. The Company believes that these expenses will continue to increase as the Company grows.

RESULTS OF OPERATIONS

                  The following table sets forth (i) publishing and film revenues and (ii) publishing, film, and selling, general and administrative expenses as a percentage of total revenues for the periods indicated:

                            YEARS ENDED DECEMBER 31,

                                     1993     1994      1995
                                     ----     ----      ----
REVENUES
     Publishing                      96%       91%       99%
     Film                            4         9         1
                                     -         -         -
           Total                     100%      100%      100%
                                     ====      ====      ====

OPERATING EXPENSES
     Publishing                       59%       65%       64%
     Film                             2         6         1
     Selling, general &
           administrative             36        26        33
                                      --        --        --
           Total                      97%       97%       98%
                                      ===       ===       ===

YEAR ENDED DECEMBER, 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

         PUBLISHING


         Revenues. Net publishing revenues decreased by $323,000 or 3% from $11,284,000 in 1994 to $10,961,000 in 1995. Of the 1995 net publishing revenue, net audio book revenue was approximately $8,635,000 and net printed book revenue was approximately $2,326,000. In 1994, net audio book revenue was approximately $7,150,000 and net printed book revenue was approximately $4,134,000. The decrease in 1995 net printed book revenue compared to 1994 was primarily attributable to an increase in the provision for returns. In particular, "The Private Diary of Lyle Menendez" experienced return rates which were significantly greater than the industry average. The increase in 1995 net audio book review was primarily attributable to a larger number of audio releases in 1995 compared to 1994. The provision for returns as a percentage of gross revenue increased from 31% in 1994 to 47% in 1995. Although the Company makes allowances and reserves for returned product, significant increases in return rates could materially and adversely impact the Company's financial condition or results of operations. Remainder sales were less than 3% of total publishing sales in 1995.



         The Company's catalog of 1996 audio releases includes Drink With the Devil by Jack Higgins, The Prince of Wales by Jonathan Dimbleby, and On Selling by Mark H. McCormack. In the printed books business, the Company is developing up to 70 books for potential publication in 1996. The Company's catalog of 1996 printed book releases includes White Flame by James Grady, The Heidi Principle by Rick Montgomery and Legacy of Deception by Stephen Singular.

         Cost of Sales. Publishing cost of sales fell by $812,000 or 10% from $7,981,000 in 1994 to $7,169,000 in 1995. The decrease in 1995 cost of sales compared to 1994 was primarily attributable to the decrease in publishing revenue and a decrease in fulfillment costs resulting from certain volume discounts from the Company's distributor.



         FILM

         Revenues Film revenues decreased from $1,071,000 in 1994 to $187,000 in 1995. The decrease was attributable to the fact that the Company had no new releases in 1995 and the $187,000 in revenue was primarily related to licensing receipts from Morning Glory. Future film revenues will depend upon the development and success of film properties, as well as the timing of the release or licensing of such properties.

The Company has completed the production of a television film project Home Song which aired on CBS in March 1996. The Company will also develop and produce additional television and mini-series for CBS based on the novels of LaVyrle Spencer. In this respect, the Company has received a production commitment as to a further television movie project, Family Blessing, which is scheduled to go into production in 1996. There is no assurance that projects in development ultimately will be produced and aired or distributed.

         Film Amortization Film Amortization costs decreased from $716,000 in 1994 to $99,000 in 1995. The decrease was due to the absence of new releases in 1995. Film amortization expenses are generally incurred upon the release or licensing of film properties.

         GENERAL

         Gross Profit. The Company's gross profit increased by 6% from $3,658,000 in 1994 to $3,880,000 in 1995. Gross profit margin increased from 30% in 1994 to 35% in 1995. This increase resulted primarily from lower fulfillment costs, offset by an increase in production master amortization.

         Selling, General and Administrative. Selling, General and Administrative expenses ("SG&A") increased by $514,000 or 16% from $3,182,000 in 1994 to $3,696,000 in 1995. The increase in SG&A was primarily attributable to increased salary and occupancy costs related to the Company's expansion. The Company expects SG&A costs to continue to increase as the Company grows further.

         Interest Expense. Interest expense, net declined from $342,000 in 1994 to $22,000 in 1995 due to lower borrowings and the repayment and cancellation of the Company's line of credit with Bank of America.

YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993

PUBLISHING

         Revenues. Publishing revenues increased by $3,814,000 or 51% from $7,470,000 in 1993 to $11,284,000 in 1994. Net audio book revenue in 1994 was approximately $7,150,000 and net printed book revenue was approximately $4,134,000. There were no revenues from printed books in 1993. The increase in net printed book revenue was primarily attributable to sales of "Nicole Brown Simpson:" The Private Diary of A Life Interrupted ("the Simpson Book"), the Company's first printed book release. Net audio book revenue decreased as a result of reduced revenues from licensing of rights for the Company's products to third parties in 1994 compared to 1993, and lower average unit sales prices of audio books. Allowance for returns as a percentage of gross publishing revenues was increased by approximately 5% of gross revenues. Although the Company makes allowances and reserves for returned product, significant increases in return rates could materially and adversely impact the Company's financial condition or results of operations. Remainder sales, which accounted for less than 5% of total publishing sales for 1994 and 1993, also had the effect of reducing excess audio inventory.

         Cost of Sales. Publishing cost of sales increased by 74%, or $3,385,000, from $4,596,000 in 1993 to $7,981,000 in 1994, primarily as a result of higher unit volume in 1994 than in 1993. Publishing cost of sales as a percentage of publishing sales increased from 62% in 1993 to 71% in 1994. The increase resulted in part from lower margins primarily caused by a higher reserve against returns attributable to the Simpson Book. While unit costs, particularly for audio books, remained essentially unchanged, margins were depressed by lower average unit sales prices.

FILM

         Revenues. Film licensing revenues increased by $731,000 (more than tripled), from $340,000 in 1993 to $1,071,000 in 1994, substantially all of which increase was due to licensing of Morning Glory. Revenues in 1993 were primarily related to domestic video licensing and those in 1994 were primarily related to domestic television licensing.

         Film Amortization. Film amortization costs increased 298%, or $536,000, from $180,000 in 1993 to $716,000 in 1994, substantially all of which increase was attributable to revenues recorded for Morning Glory. Film amortization expenses are generally incurred upon the release or licensing of film properties.

GENERAL

         Gross Profit. The Company's gross profit increased by 21%, or $624,000, from $3,034,000 in 1993 to $3,658,000 in 1994. Gross profit margin decreased from 39% in 1993 to 30% in 1994. This decrease resulted primarily from decreased gross margin attributable to the Simpson Book and to decreased gross profit realized from increased film revenues. This decrease was exacerbated by decreased margins on publishing sales (other than the Simpson Book), and was offset by an increase in licensing revenue. As a result of entering into the Penguin Agreement, the Company incurred higher initial costs of sales, including fulfillment costs.

         Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses increased by 14%, or $391,000, from $2,791,000 in 1993 to $3,182,000 in 1994. The increase in selling, general and administrative costs was primarily attributable to increased salary and lease expenses. Selling, general and administrative expenses decreased from 36% of sales in 1993 to 26% of sales in 1994.

         Interest Expense. Interest expense, net increased from $136,000 in 1993 to $342,000 in 1994 primarily as a result of higher borrowings and, to a lesser extent, higher interest rates on the debt.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operations in general, and its film and publishing operations in particular, are typically capital intensive. The Company has experienced from time to time significant negative cash flows from operating activities which have been offset by equity and debt financings. As the Company expands its production and distribution activities, it expects to continue to experience negative cash flows from operating activities from time to time. In such circumstances, the Company will be required to fund at least a portion of production and distribution costs, pending receipt of anticipated future revenues, from working capital or from additional debt or equity financings from outside sources. There is no assurance that the Company will be able to obtain such financing or that such financing, if available, will be on terms satisfactory to the Company.

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

         Since its inception, the Company has satisfied its liquidity needs principally through the sale of equity securities, loans from or guaranteed by certain of its shareholders, and cash generated from operations. In December 1995 and January 1996, the Company raised net proceeds of $6,303,000 from the sale of 76 Units in a private placement. Each Unit consisted of 12,500 shares of the Common Stock of the Company and 12,500 warrants to purchase shares of Common Stock at $12.00. The net proceeds will be used by the Company to fund the Company's increased working capital needs during 1996 and to finance strategic acquisitions. During fiscal 1995, the Company used cash from operations, the sale of equity securities and bank borrowings primarily to fund expenditures for rights acquisition, production masters and the printing and distribution costs of printed books. In September 1994, the Company completed the sale of 300,000 Units consisting of one share of Common Stock and one Redeemable Warrant in a private placement. The net proceeds of the sale to the Company were approximately $926,000. In December 1994, the Company completed its IPO, resulting in net proceeds of approximately $4,805,000 to the Company. In January 1995, the underwriter of the IPO exercised its overallotment option relating to the IPO in full resulting in additional net proceeds to the Company of $770,000. Of the proceeds from the IPO, $900,000 was used to repay fully a convertible note and an additional $300,000 was used to repay certain amounts owed to affiliates of the Company.

         At the beginning of 1995, the Company had a $1,000,000 unsecured line of credit with Bank of America guaranteed by two of the Company's principal shareholders. The amounts outstanding under the facility were repaid and the line has now been cancelled by the Company. The Company is seeking to secure a replacement facility with other lenders that is better suited to the Company's working capital needs. There is no assurance that the Company will be able to secure a replacement credit line on terms acceptable to the Company.

         Publishing accounts receivable, net of sales returns, generally are to be paid pursuant to a specified payment formula, as defined in the relevant agreements. The Company's distribution agreements typically provide for a distribution of certain bad debt risk between the Company and its distributors.

         As of April 4, 1996 the Company's unused sources of funds consisted primarily of approximately $5,279,000 in cash and short-term investments. The Company intends to use the remainder of the net proceeds of the Private Placement for general corporate and working capital purposes, including financing the acquisition of book and film properties and strategic corporate acquisitions. Subject to the closing of the Four Point acquisition, the Company expects to use $2,500,000 in cash as a portion of the purchase price and to assume approximately $1,200,000 of Four Point term and revolving bank debt. As part of the agreement to acquire Four Point, it is expected that the majority of the assumed debt will be paid down from various Four Point receivables prior to June 30, 1996.

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

         The Company has historically experienced significant negative cash flows from operations, including $1,502,000 and $3,350,000 for the years ended December 31, 1993 and 1994, respectively. However, in the year ending December 31,1995 the Company generated $186,000 from operating activities. See "Financial Statements of the Company - Statements of Cash Flows." The Company believes its capital resources will be sufficient to meet the Company's working capital requirements with respect to its current commitments for at least the next twelve months. The Company plans to expand its development, production and distribution activities, including the expansion of its print publishing and film operations (although there is no assurance that the Company will expand or that such expansion will be profitable). Such expansion may include future acquisitions of library product or other assets complementary to its current operations or acquisition of rights involving significantly greater outlays of capital than required in the business conducted to date by the Company. Expansion of the Company or acquisitions of particular properties or libraries, to a significant extent, would require capital resources beyond those available to the Company, in which case such expansion will be dependent upon the ability of the Company to obtain additional sources of working capital, whether through the issuance of additional equity or debt securities, additional bank financing or otherwise.

INFLATION

         The Company does not believe its business and operations have been materially affected by inflation.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements, including notes thereto, required by Item 7 are set forth in the pages indicated in Item 13(a)(1).

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL

         DISCLOSURE

         On July 24, 1995, Ernst & Young LLP, successor to Kenneth, Leventhal & Company, resigned as the Company's independent accountants. Kenneth, Leventhal & Company audited the Company's 1992, 1993 and 1994 financial statements and effective June 1, 1995 was merged into Ernst & Young LLP. In connection with the Company's fiscal year ended December 31, 1994, there were no disagreements with Kenneth Leventhal & Company on any manner of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to their satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with the Company's Report on Form 8-K filed July 26, 1995.

         The audit report of Kenneth Leventhal & Company on the consolidated financial statements of the Company for the fiscal year ended December 31, 1994 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

         The Company engaged KPMG Peat Marwick LLP as its principal accountants as of September 18, 1995.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         There is hereby incorporated by reference the information appearing under the caption "Directors and Executive Officers" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 10. EXECUTIVE COMPENSATION

         There is hereby incorporated by reference the information appearing under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         There is hereby incorporated by reference the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There is hereby incorporated by reference the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A)      DOCUMENTS FILED AS PART OF THIS REPORT:


(1)      Financial Statements                                                          Page

    Report of Kenneth Leventhal & Company..............................................F-1

    Report of KPMG Peat Marwick LLP....................................................F-2

    Balance Sheets at December 31, 1995 ...............................................F-3

    Statements of Income for the Years Ended December 31, 1995 and 1994 ...............F-4

    Statements of Shareholder's Equity (Deficit) for the Years
    Ended December 31, 1995 and 1994...................................................F-5

    Statements of Cash Flows for the Years Ended December 31, 1995 and 1994............F-6

    Notes to Financial Statements......................................................F-7

(2)   EXHIBITS

EXHIBIT NO.                                   DESCRIPTION
  3.1         Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Registration Statement)
  3.2         Certificate of Amendment of Articles of Incorporation of the
              Company filed with the Secretary of State of the State of
              California on March 14, 1990 (filed as Exhibit 3.2 to the
              Registration Statement)
  3.3         Certificate of Amendment of Articles of Incorporation of the
              Company filed with the Secretary of State of the State of
              California on November 17, 1990 (filed as Exhibit 3.3 to the
              Registration Statement)
  3.4         Certificate of Amendment of Articles of Incorporation of the
              Company filed with the Secretary of State of the State of
              California on August 26, 1994 (filed as Exhibit 3.4 to the
              Registration Statement)
  3.5         Bylaws of the Company, as amended (filed as Exhibit 3.5 to the
              Registration Statement)
  4.1         Specimen common stock certificate of the Company (filed as
              Exhibit 4.1 to Amendment No. 2 to the Registration Statement
              ("Amendment No. 2") filed with the Commission on November 29,
              1994)
  4.2         Specimen Series A Preferred Stock certificate of the Company
              (filed as Exhibit 4.2 to Amendment No. 2)
  4.3         Form of Certificate of Determination of the Series A Preferred
              Stock of the Company (filed as Exhibit 4.3 to the Registration
              Statement)
  4.4         Form of Underwriter's Warrant Agreement (filed as Exhibit 4.4 to the Registration Statement)
  4.5         Form of Warrant Agreement (filed as Exhibit 4.5 to the
              Registration Statement)
  4.6         Form of Subscription Agreement (filed as Exhibit 4.6 to
              Amendment No. 1 to the Registration Statement ("Amendment No.
              1") filed with the Commission on November 2, 1994)
  4.7         Placement Agency Agreement dated August 1, 1994 between the
              Company and Joseph Stevens & Company, L.P. (filed as Exhibit 4.7 to Amendment No. 1)
  4.8         Placement Agent Warrant Agreement dated December 24, 1995
              between Whale Securities Co., L.P. and Dove Audio (filed as the same numbered Exhibit to the Annual Report on Form 10-KSB for the fiscal year ended 1995).
  4.9         Placement Agent Warrant (filed as the same numbered Exhibit to the Annual Report on Form 10-KSB for the fiscal year ended 1995).
  4.10        Form of Registration Rights Agreement (filed as the
              same numbered Exhibit to the Annual Report on Form 10-KSB for the fiscal year ended 1995).
  4.11        Form of Common Stock Purchase Warrant (filed as the
              same numbered Exhibit to the Annual Report on Form 10-KSB for the fiscal year ended 1995).
  10.1        Employment Agreement dated as of January 1, 1993 between the
              Company and Michael Viner (filed as Exhibit 10.8 to the
              Registration Statement)
  10.2        Employment Agreement dated as of January 1, 1993 between the
              Company and Deborah Raffin (filed as Exhibit 10.9 to the
              Registration Statement)
  10.3        Office Building Lease for Suite 203, 301 N. Canon Drive, Beverly
              Hills, California 90210 (the "Office Lease") between Village on
              Canon and Dove, Inc. dated July 3, 1990 and Amendment appended thereto dated 1992 (filed as Exhibit 10.10 to the Registration
              Statement)
  10.4        Second Amendment to the Office Lease between Village on Canon and Dove, Inc. dated March 12, 1990 (filed as Exhibit 10.11 to the Registration Statement)
  10.5        Third Amendment to the Office Lease between Pinkwood Properties
              Corp. and Dove, Inc. dated December 1, 1992 (filed as Exhibit
              10.12 to the Registration Statement)

10.13         Agreement to Assume and Amend Lease of Dove, Inc. dated
              February, 1994 among Pinkwood Properties Corp., Michael Viner and the Company (filed as Exhibit 10.13 to the Registration
              Statement)
10.14         Letter Agreement between Pinkwood Properties Corp. and the
              Company dated February 3, 1994 amending the Office Lease (filed as Exhibit 10.14 to the Registration Statement)
10.15         Letter Agreement dated July 1, 1994 between Penguin Books USA,
              Inc. and the Company (filed as Exhibit 10.15 to the Registration
              Statement)
10.16         Form of Publishing Agreement (filed as Exhibit 10.16 to
              Amendment No. 1)
10.17         Form of Artist Agreement (filed as Exhibit 10.17 to Amendment
              No. 1)
10.18         Form of Company's 1994 Stock Incentive Plan (filed as Exhibit
              10.18 to the Registration Statement)
10.19         Settlement Agreement dated as of July 13, 1994 among the
              Company, SBT-Batif, S.A. and Ethos Capital Management, Inc.
              (filed as Exhibit 10.19 to Amendment No. 1)
10.20         Form of Option and Stock Purchase Agreement among Michael Viner,
              Deborah Raffin Viner, Dove, Inc., Dove II, Inc., Dove
              Communications, Inc. and the Company (filed as Exhibit 10.20 to
              Amendment No. 2)
10.21         Agreement between the Company and Reader's Digest Association,
              Inc. dated as of March 15, 1995
10.22         Agreement between Dove International and Skouras Pictures, Inc.
              dated July 1, 1995 (filed as Exhibit 1 to the Current Report on
              Form 8-K filed with the Commission on July 17, 1995 (the "July
              17 Current Report")
10.23         Employment Agreement between Dove International and Dimitri T.
              Skouras dated as of July 1, 1995 together with Stock Option
10.24         Award Agreement between Dove Audio and Dimitri T. Skouras, dated as of July 1, 1995 (filed as Exhibit 2 to the July 17 Current
              Report) Agreement for Purchase and Sale of Real Estate and Joint
              Escrow Instructions dated September 15, 1995 among the Writers
              Guild of America, west, Inc. and the Company and Amendment No. 1 thereto dated October 3, 1995 (filed as Exhibit 10.1 to the
              Company's Quarterly Report on Form 10-QSB filed with the
              Commission on November 14, 1995)
16            Letter from Ernst & Young LLP to the Securities and Exchange
              Commission dated July 26, 1995 (filed as Exhibit 16 to the current Report on Form 8-K filed with the commission on July 26,
              1995)
21            Subsidiaries of Dove (filed as Exhibit 21 to the Annual Report on
              Form 10-KSB for the fiscal year ended 1995)
23.1          Consent of KPMG Peat Marwick LLP
23.2          Consent of Ernst & Young LLP

(b)               REPORTS ON FORM 8-K.  None.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
Dove Audio, Inc.

We have audited the accompanying consolidated statements of operations, shareholders' (deficit) equity and cash flows of Dove Audio, Inc. for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Dove Audio, Inc. for the year ended December 31, 1994 in conformity with generally accepted accounting principles.



                                                    ERNST & YOUNG LLP


March 28, 1995
Los Angeles, California

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Dove Audio, Inc.

We have audited the accompanying consolidated balance sheet of Dove Audio, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying financial statements of Dove Audio, Inc. and subsidiaries for the year ended December 31, 1994 were audited by other auditors whose reports thereon dated March 28, 1995, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1995 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dove Audio, Inc. and subsidiaries as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          KPMG PEAT MARWICK LLP

Los Angeles, California
April 12, 1996

                                DOVE AUDIO, INC.
                           Consolidated Balance Sheet
                                December 31, 1995
                                     ASSETS

CURRENT ASSETS
       Cash and cash equivalents                                                $4,946,000
       Marketable securities                                                       163,000
       Accounts receivable, net of allowances of $2,161,000                      1,607,000
       Inventory                                                                 3,705,000
       Film Costs - Note 6                                                       2,134,000
       Prepaid expenses and other assets                                           587,000
       Deferred tax asset - Note 7                                                 230,000
                                                                               -----------

                   Total current assets                                         13,372,000

PRODUCTION MATTERS - Note 5                                                      2,758,000

FILM COSTS, net - Note 6                                                         1,017,000

PROPERTY AND EQUIPMENT - Note 4                                                  2,721,000
                                                                               -----------

                   Total assets                                                $19,868,000
                                                                               ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable and accrued expenses                                   $ 2,137,000
       Notes payable - Note 8                                                    1,937,000
       Royalties payable                                                           341,000
       Advances and deferred income                                              2,950,000
                                                                               -----------

                   Total current liabilities                                     7,365,000

COMMITMENTS AND CONTINGENCIES - Note 10                                             -


SHAREHOLDERS' EQUITY - Note 11
       Preferred stock                                                             856,000
       Common stock .01 par value; 20,000,000 shares authorized and
             4,663,853 issued and outstanding                                       47,000
       Additional paid-in capital                                               13,265,000
       Accumulated deficit                                                       1,665,000)
                                                                               -----------

                   Total shareholders' equity                                   12,503,000
                                                                               -----------
                   Total liabilities and shareholders' equity                  $19,868,000
                                                                               ===========

See accompanying notes to consolidated financial statements.

                                DOVE AUDIO, INC.

                        Consolidated Statements of Income

                                                                                   For the Years Ended December 31,
                                                                                   --------------------------------
                                                                                   1995                        1994
                                                                                   ----                        ----
REVENUES - Note 12
       Publishing, Net                                                        $ 10,961,000                $  11,284,000
       Film                                                                        187,000                    1,071,000
                                                                              ------------                -------------
                                                                                11,148,000                   12,355,000

COST OF SALES                                                                    7,169,000                    7,981,000

FILM AMORTIZATION                                                                   99,000                      716,000
                                                                              ------------                -------------
                                                                                 3,880,000                    3,658,000

SELLING, GENERAL AND
       ADMINISTRATIVE EXPENSES - Note 9                                          3,696,000                    3,182,000
                                                                              ------------                -------------

             Income from operations                                                184,000                      476,000

INTEREST EXPENSE - net of interest income of
$86,000 and $10,000 respectively                                                   (22,000)                    (342,000)


GAIN (LOSS) ON SALE OF ASSETS                                                      (11,000)                       4,000
                                                                              ------------                -------------

             Income before income taxes                                            151,000                      138,000

PROVISION FOR INCOME TAXES - Note 7                                                 60,000                           -
                                                                              ------------                -------------

       Net income                                                             $     91,000                $     138,000
                                                                              ============                =============

       Net income per share                                                   $        .02                $         .04
                                                                              ============                =============

       Weighted average number of
            shares outstanding                                                   4,365,000                    3,386,000
                                                                              ============                =============

See accompanying notes to consolidated financial statements.

                                DOVE AUDIO, INC.

                  Statements of Shareholders' Equity (Deficit)
                 For the Years Ended December 31, 1994 and 1995


                                 Common Stock               Preferred Stock            Additional
                                 ------------               ---------------             Paid-In          Accum
                              Shares       Amount          Shares      Amount           Capital         Deficit          Total
                              ------       ------          ------      ------          ----------       -------          -----
JANUARY 1, 1994            2,525,000    $     25,000           --     $      --       $  1,158,000   $ (1,841,000)   $   (658,000)

NET INCOME                                                                                                138,000         138,000

OPTION ISSUANCE                                                                          1,857,000                      1,857,000

SALE OF COMMON STOCK         300,000           3,000                                       923,000                        926,000

PUBLIC OFFERING              950,000          10,000                                     4,649,000                      4,659,000
                           ---------       ---------    ---------        ---------    ------------   ------------     -----------

DECEMBER 31, 1994          3,775,000          38,000           --               --       8,587,000     (1,703,000)      6,922,000

NET INCOME                                                                                                 91,000          91,000

SALE OF COMMON STOCK         888,853           9,000                                     5,532,000                      5,541,000

PREFERRED STOCK
OPTION ISSUANCE                                           214,114          856,000        (854,000)                         2,000

PREFERRED STOCK
DIVIDEND                                                                                                  (53,000)        (53,000)
                           ---------       ---------    ---------        ---------    ------------   ------------     -----------

DECEMBER 31, 1995          4,663,853    $     47,000      214,114     $    856,000    $ 13,265,000   ($ 1,665,000)   $ 12,503,000
                           =========    ============      =======     ============    ============   ============    ============

See accompanying notes to consolidated financial statements.

                                DOVE AUDIO, INC.

                            Statements of Cash Flows

                                                                                     For the Years Ended
                                                                                     -------------------
                                                                                         December 31,
                                                                                         ------------
                                                                                    1995           1994
                                                                                ------------   -------------
OPERATING ACTIVITIES
       Net income                                                               $     91,000   $    138,000
       Adjustments to reconcile net income to net
           cash provided by (used in) operating activities:
              Depreciation                                                            79,000         67,000
              Amortization of production masters                                   2,718,000      1,773,000
              Amortization of film costs                                              99,000        716,000
              (Gain) on sale of assets                                                11,000          4,000
              Changes in operating assets and liabilities
                  Accounts receivable                                              4,880,000    (5,253,000)
                 Deferred tax asset                                                 (20,000)      (210,000)
                  Inventory                                                      (1,969,000)        517,000
                  Film costs                                                     (2,995,000)      (101,000)
                  Expenditures for production masters                            (4,352,000)    (2,245,000)
                  Prepaid expenses and other assets                                (559,000)         90,000
                  Accounts payable and accrued expenses                            (159,000)        706,000
                  Royalties payable                                                 (50,000)       (53,000)
                  Income taxes                                                     (210,000)        173,000
                  Advances and deferred revenue                                    2,622,000        328,000
                                                                                ------------   -------------
                        Net cash provided by (used in) operating activities          186,000    (3,350,000)
                                                                                ------------   -------------

INVESTING ACTIVITIES

       Purchase of marketable securities                                           (163,000)    (1,703,000)
       Maturities of marketable securities                                         1,703,000          -
       Purchases of property and equipment                                         (790,000)       (30,000)
       Proceeds from sale of equipment                                                35,000          1,000
                                                                                ------------   ------------
                        Net cash provided by (used in) investing activities          785,000    (1,732,000)
                                                                                ------------   ------------

FINANCING ACTIVITIES

       Proceeds from sale of common stock                                          5,541,000      5,497,000
       Proceeds of bank borrowings                                                   859,000        549,000
       Repayments of convertible senior promissory note                                -         (1,000,000)
       Repayments of notes payable                                               (2,877,000)              -
       Issuance of preferred stock                                                    2,000               -
       Preferred Series A dividend                                                  (53,000)
       Proceeds from (repayments to) related parties                                   -          (300,000)
                                                                                ------------   ------------

                          Net cash provided by financing activities                3,472,000      4,746,000
                                                                                ------------   ------------
                          Net increase (decrease) in cash and                      4,443,000      (336,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       503,000        839,000
                                                                                ------------   -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $  4,946,000   $    503,000
                                                                                ============   ============

SUPPLEMENTAL CASH FLOW INFORMATION
            Cash paid for interest                                              $     96,000   $    352,000
            Cash paid for income taxes                                               420,000            -
            Non cash transactions:
                  Acquisition of property and equipment in exchange for
                  mortgage note                                                    1,900,000           --

See accompanying notes to consolidated financial statements.

                                DOVE AUDIO, INC.

                   Notes to Consolidated Financial Statements

NOTE 1 -      ORGANIZATION AND BUSINESS

              Dove Audio, Inc. (the Company) is primarily engaged in the business of producing and distributing books on tape (audio books). The Company acquires audio publishing rights for specific titles or groups of titles on a worldwide basis, in perpetuity and often including interactive media applications. The Company is also engaged in the publication of printed books; the development and production of movies-for-television, mini-series and videos; and the acquisition and distribution of feature films.

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Recognition of Publishing Revenue

              Revenues from publishing, including the sale of audio books, (net of provisions for estimated returns and allowances), and related royalties payable are recognized upon shipment of the product.

              The Company records an allowance for future returns based on anticipated return rates. The activity relating to the allowance for returns during the years ended December 31, 1995 and 1994 was as follows:

                                          1995             1994
                                          ----             ----
Balance at beginning of year           $3,048,000      $   682,000
Provision for returns                   8,823,000        4,854,000
Actual Returns                         (9,739,000)      (2,488,000)
                                       ----------       ----------
Balance at end of year                 $2,132,000       $2,048,000
                                       ==========       ==========



              Cash Equivalents

              The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

                                DOVE AUDIO, INC.
             Notes to Consolidated Financial Statements (Continued)

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              Inventory

              Inventory, consisting primarily of recorded audio cassettes and printed books, is valued at the lower of cost or market, determined using the first-in, first-out method. Periodically, management reviews inventory on a title-by-title basis. The Company writes off, to cost of sales, inventory that management believes will not be sold.

              Production Masters

              Production masters are stated at cost. Costs incurred for production masters, including nonrefundable advance royalties paid to authors and readers, as well as recording and packaging design costs, are capitalized and amortized over a two-year period from the time the title is initially distributed, consistent with the expected revenue for a title's initial distribution, which has generally resulted in amortization of approximately 80% of the production master cost in the initial year of release. Any portion of production masters that is not estimated to be fully recoverable from future revenues is charged to expense in the period in which the loss becomes evident.

              Film Revenues and Costs

              Film costs, which include development, production and acquisition costs, are capitalized and amortized, and participations and royalties are accrued, in accordance with the individual-film-forecast method in the proportion that current year's revenue bears to the estimated total revenues from all sources.

              These costs are stated at the lower of unamortized costs or estimated realizable value on an individual film basis. Revenue forecasts for films are periodically reviewed by management and revised if warranted by changing conditions. If estimates of total revenue indicate that a film will result in an ultimate loss, the loss is recognized currently.

              Revenues from the distribution of television and theatrical films are recognized upon availability of the completed film to the broadcaster or the Company's

                                DOVE AUDIO, INC.
             Notes to Consolidated Financial Statements (Continued)

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


              distributors. The Company licenses distribution rights to distributors and has not recognized any revenue from the direct distribution of theatrical films. Deferred revenues arise when distributors or broadcasters make advances to the Company prior to the date of revenue recognition.


              Income Taxes

              The Company provides for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS 109). In accordance with SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial and tax reporting basis of the Company's assets and liabilities.

              Property and Equipment

              Property and Equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of assets as follows:

                   Building                                    40 years
                   Furniture, Fixtures and Equipment           5-7 years

              Leasehold improvements are amortized over the estimated useful life or the remaining lease term, whichever is less.

              Marketable Securities

              Marketable securities includes investments in equity securities. All such securities are classified as available-for-sale. At December 31, 1995 the fair market value of such securities approximated their cost.

              Net Income Per Share

              Net income per share is based upon the weighted average number of outstanding shares of Common Stock and common equivalent shares. Pursuant to a Securities and Exchange Commission Staff Accounting Bulletin, common and common equivalent shares issued by the Company at prices below the assumed initial public offering price during the twelve months immediately preceding the offering date have been included in the calculation as if they were outstanding for all periods presented.

              Use of Estimates

              Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent

                                DOVE AUDIO, INC.

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

              Reclassification

              Certain prior year accounts have been reclassified to conform to the current year's presentation.

NOTE 3 -      CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF
              FINANCIAL INSTRUMENTS


              The Company's cash deposits periodically exceed federally insured limits. Based on the quality of the depository institutions, management does not believe the Company faces an unacceptable credit risk.

              The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, other notes payable and advances and deferred income approximate fair value because of the short maturity of those instruments. The carrying amount of the mortgage note payable approximates fair value as the note was issued in December 1995.



NOTE 4 -      PROPERTY AND EQUIPMENT

              A summary of property and equipment at December 31, 1995 is as follows:

                  Land                                        $  502,000
                  Building                                     1,801,000
                  Furniture, Fixtures and Equipment              615,000
                  Leasehold Improvements                      $  113,000
                                                               ---------
                   Total                                      $3,031,000
                  Less accumulated depreciation and             $310,000
                    amortization                              ----------
                                                              $2,721,000
                                                              ==========

                                DOVE AUDIO, INC.

NOTE 5 -      PRODUCTION MASTERS

              Production masters, net of accumulated amortization of $6,389,000 at December 31, 1995 consist of the following:

                Released titles        $  671,000
                Unreleased titles       2,087,000
                                        ---------
                Total                  $2,758,000
                                       ==========


NOTE 6 -      FILM COSTS

              The following is an analysis of film costs as of December 31, 1995:

               Current:
                 Television films in production                $2,134,000

               Non Current:
                 Television and theatrical films released
                  less amortization                            $1,017,000
                                                               ----------
                                                               $3,151,000
                                                               ==========

              As of December 31, 1995 approximately 90% of the unamortized balance of film costs will be amortized within the next three-year period based upon the Company's revenue estimates at that date.

                                DOVE AUDIO, INC.

NOTE 7 -      INCOME TAXES

              The provision for income taxes is as follows:

                                                     Years Ended December 31,
                                                     ------------------------
                                                      1995              1994
                                                      ----              ----
             Current tax expense
                      Federal                       $62,000            $170,000
                      State                          18,000              40,000
                                                     ------            --------
                      Total current                  80,000             210,000
                                                     ------             -------

             Deferred tax expense (benefit)
                      Federal                       (15,000)           (170,000)
                      State                          (5,000)           ( 40,000)
                                                    -------           ---------
                      Total deferred                (20,000)           (210,000)
                                                   --------           ---------
                                                    $60,000           $      -
                                                    =======           =========

              Net deferred tax assets at December 31, 1995 is comprised of the following:

                  Royalties payable                        136,000
                  Deferred income                           40,000
                  Sales returns and other assets           275,000
                  Other                                    110,000
                                                          --------
                  Gross deferred assets                    561,000
                                                          --------

                  Valuation allowance                     (331,000)
                                                          --------
                                                          $230,000
                                                          ========

              The deferred tax asset valuation allowance was reduced by $118,000 from $449,000 at December 31, 1993, to $331,000 at December 31,
              1994. The Company believes that it is more likely than not that the net deferred assets of $230,000 at December 31, 1995 will be realized on future tax returns.

                                DOVE AUDIO, INC.

NOTE 7 -      INCOME TAXES (CONTINUED)

              The provision for income taxes differs from amounts computed by applying the statutory federal income tax rate to income before income taxes for the years ended December 31, 1995 and 1994, respectively, as a result of the following differences:

                                                                         1995             1994
                                                                         ----             ----
                 Federal income tax expense
                   based on federal statutory
                   rates                                               $51,000          $47,000

                 Increase (reduction in taxes resulting from:
                               State income taxes                        9,000           12,000
                               Net temporary differences                   -              9,000
                               Utilization of net operating
                                 loss carryforwards                       -            (68,000)
                                                                       -------         --------
                                                                       $60,000         $     -
                                                                       =======         ========


NOTE 8 -      NOTES PAYABLE

              Notes payable at December 31, 1995 consist of the following:

                   Mortgage Note             $1,900,000
                   Other notes payable           37,000
                                             ----------
                                             $1,937,000
                                             ==========

              In December 1995, the Company borrowed $1,900,000 from the seller in conjunction with the acquisition of a new office building. The note bears interest at prime payable on a monthly basis and is secured by a deed of trust. The entire principal amount plus any unpaid interest is due in December 1996.

                                DOVE AUDIO, INC.

NOTE 9 -      RELATED PARTY TRANSACTIONS

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

              The Company acquired audio book rights for fourteen titles which were written by a principal shareholder. The net audio sales from these titles for the years ended December 31, 1995 and 1994 were $357,000 and $87,000, respectively.

              In April 1992, the Company entered into a two-year consulting agreement with a shareholder/director for $100,000 per year, payable at the beginning of each year. Through 1994, $125,000 had been paid to the shareholder, and the remaining $75,000 was paid in January 1995.

              During 1995 the Company made payments totalling $66,000 to a principal shareholder/officer for the business rental of a condominium owned by the officer.

              During 1995 the Company made payments totaling $24,000 with respect to auto lease payments, auto allowance, and insurance on automobiles owned by two principal shareholders/officers.

              The Company paid a premium of $4,000 for life insurance for a principal shareholder/officer.

              The Company paid or accrued for preferred stock dividends of $53,000 to a principal shareholder/officer.

                                DOVE AUDIO, INC.

NOTE 10 -     COMMITMENTS AND CONTINGENCIES

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

              The Company was served in February 1996 with a complaint in the action captioned Robert H. Tourtelot v. Dove Audio, Inc., Michael Viner and Stephen Singular (Los Angeles Superior Court Case No. SC040739) (the "Tourtelot Action"). The Tourtelot Action arises out of an alleged oral agreement between the Company and Tourtelot to prepare a book for publication by the Company. The First Amended Complaint (the "Tourtelot Complaint") alleges breach of oral contract, fraud and deceit, suppression, breach of an implied covenant and fair dealing, breach of fiduciary duty, infringement of common law copyright, conversion, conspiracy and seeks an accounting. The Company has successfully removed the Tourtelot Action to the U.S. District Court for the central district of California and has filed a motion to dismiss all causes of action. The Tourtelot Complaint seeks relief of $1.0 Million in damages. The Company intends to vigorously defend against the Tourtelot Complaint. While the Company believes

                                DOVE AUDIO, INC.

NOTE 10 -     COMMITMENTS AND CONTINGENCIES (CONTINUED)

              it has good, meritorious defenses, there is no assurance that the Company will be able to successfully defend itself in the Tourtelot Action.

              The Company was served in February 1996 with a complaint in the action entitled Alexandra D. Datig v. Dove Audio (Los Angeles Superior Court Case No. BC145501) (the "Datig Action"). The Datig Action was brought by a contributor to, and relates to the writing of, the recently released book, You'll Never Make Love In This Town Again. Such complaint alleges breach of contract, breach of good faith and fair dealing, libel, fraud and deceit, intentional misrepresentation, negligent misrepresentation, interference with business opportunity, intentional infliction of emotional distress and negligent infliction of emotional distress. The complaint also alleges sexual harassment on the part of Michael Viner and the Company. The Datig Complaint prays for $1.0 Million in damages. The Company intends to vigorously defend against the Datig Complaint. While the Company believes it has good, meritorious defenses, there is no assurance that the Company will be able to successfully defend itself in the Datig Action.


              In addition to the items discussed above, the Company has been and is currently involved in various litigation matters and claims in the normal course of business. Based upon consultation with legal counsel, management believes that the outcome of the various actions discussed above and other actions will not result in any significant impact on the Company's financial statements.


              Office Lease

              The Company leases office space under a noncancelable operating lease expiring December 1998. The Company's lease obligation is secured by a $15,000 irrevocable letter of credit. Rent expense was $254,000 and $228,000 in 1995 and 1994, respectively. The minimum future noncancelable lease expense under the lease is approximately $250,000 annually for the years 1996 through 1998, inclusive. The lease is subject to annual rent escalations and the pass-through of costs.

NOTE 11 -     CAPITAL ACTIVITIES

              Stock Split; Change in Capital Structure; Preferred Stock

              In August 1994, the Company (i) effected a stock split (the Stock Split) to increase the number of shares of Common Stock, par value $.01, of the Company

                                DOVE AUDIO, INC.

           (the Common Stock) issued and outstanding from 103.16 to 2,525,000, and (ii) increased the authorized capital stock of the Company from 1,000 shares of

NOTE 11 -  CAPITAL ACTIVITIES (CONTINUED)

           Common Stock to 22,000,000 shares, consisting of 20,000,000 shares of Common Stock and 2,000,000 shares of preferred stock. The Stock Split has been given retroactive treatment for financial statement presentation purposes. No shares of preferred stock were outstanding at December 31, 1994. The preferred stock is issuable in series with such rights, preferences, privileges, and restrictions as the Company's Board of Directors (the Company Board) may from time to time determine, including voting rights, redemption provisions, dividend rates, liquidation preferences, and conversion rights, without any further shareholder approval.

           On September 2, 1994, the Company consummated the sale of 300,000 Units, each Unit consisting of one share of Common Stock and one Redeemable Warrant (the "Redeemable Warrants") in a Private Placement Offering (the "Private Placement Offering"). Each two Redeemable Warrants entitle the holder thereof to purchase one share of Common Stock at a price of $8.00 per share (subject to adjustment) for a period of four years commencing on the date of closing of the sale of the Units (the "Closing Date" or the "Closing"). The Redeemable Warrants are redeemable by the Company at a price of five cents ($.05) per share underlying the Redeemable Warrants at any time after six months from the Closing Date, provided the Common Stock has traded on a nationally recognized stock exchange or on NASDAQ at a per-share closing price of $11.00 per share or more (subject to adjustment) for twenty (20) consecutive trading days, and provided further that the Redeemable Warrants may only be redeemed by the Company at such time as a majority of the holders thereof have (or are granted) the right to demand registration of the Common Stock underlying the Redeemable Warrants under the Securities Act of 1933.

           Option Issuance

           Upon closing of the sale of the Units, the Company issued to Mr. Michael Viner, President and a Director of the Company, and Deborah Raffin Viner, Vice President and a Director of the Company, an option to purchase up to 250,000 shares of Common Stock (exercisable at $.01 per share) in consideration of the cancellation of all deferred compensation owed to them, including interest thereon (with such interest, the "Deferred Compensation Amount") and such portion of the noninterest-bearing amounts due to affiliated entities owned by the majority

                                DOVE AUDIO, INC.

           shareholders as equaled, in the aggregate with the Deferred Compensation Amount, $1,000,000 (the "Option Issuance").


NOTE 11 -  CAPITAL ACTIVITIES (CONTINUED)

           Initial Public Offering ("IPO")

           In December 1994, the Company completed an IPO of 950,000 shares of Common Stock at $6.00 per share, in which the Company raised $5.7 million, less approximately $1,050,000 in offering costs. In connection with the IPO, (i) the Company issued in 1995 an additional 142,500 shares of Common Stock to the underwriter to cover over-allotments with net proceeds to the Company of $770,000; (ii) the Company granted to the underwriter 95,000 Warrants, of which 95,000 shares of Common Stock are issuable at $7.20 per share; (iii) the Company issued to Michael Viner options to purchase 214,114 shares of its Series A Preferred Stock having a stated value of $4.00 per share in repayment of all remaining debt owed to Mr. Viner by the Company (after paying Mr. Viner $300,000 out of the net proceeds of the IPO); (iv) the Company registered 466,000 shares of Common Stock, which was not part of the IPO, 150,000 shares of which are issuable pursuant to certain warrants and 16,666 of which are issuable upon exercise of an option; and (v) the Company issued a Warrant to purchase 10,000 shares of Common Stock.

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

                                DOVE AUDIO, INC.

           Preferred Stock

           In 1995, Mr. Viner exercised his option to acquire 214,114 shares of Series A Preferred Stock. The Series A Preferred Stock has a stated value of $4.00 per share. Dividends are cumulative and occur at a rate of 8% per annum. Each share

NOTE 11 -  CAPITAL ACTIVITIES (CONTINUED)

           of Series A Preferred Stock is convertible into one share common stock at the option of the holder. The Series A Preferred Stock has a liquidation preference equal to its stated value plus unpaid dividends.

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

           Options activity under the Plan was as follows:


           Options granted during 1994                                 62,500           $6.00
                                                                       ------
           Options outstanding of December 31, 1994                    62,500           $6.00

           Options issued                                             269,500           $6.75 - $9.75

                                DOVE AUDIO, INC.


           Options cancelled                                         (22,001)           $6.00
                                                                      ------

           Options outstanding of December 31, 1995                  309,999            $6.00 - $9.75
                                                                     =======

           At December 31, 1995 options to acquire 23,331 shares of common stock under the Plan were exercisable.


NOTE 11 -  CAPITAL ACTIVITIES (CONTINUED)

           In addition to the above options issued under the Plan, the Company granted options to acquire 250,000 shares of Common Stock at an exercise price of $.01 per share in 1994 and 75,000 shares of Common Stock at an exercise price of $8.00 per share in 1995. At December 31, 1995 options covering the 250,000 shares noted above were exercisable.

                                                                Number of
                                                                Shares of
                                              Number of          Common
                                              Warrants           Stock
                                              --------           -----
           Warrants Issued In 1994             421,666          271,666       $0.01 - $8.20
                                             ---------          -------
           Warrants outstanding at
             December 31, 1994                 421,666          271,666       $0.01 - $8.20
           Warrants issued                     729,687          729,687       $12.00
           Warrants exercised                  (16,666)         (16,666)      $.01
                                             ---------          -------
           Warrants outstanding of
             December 31, 1999               1,134,687          984,687       $6.00 - $12.00
                                             =========          =======

           At December 31, 1995 warrants to acquire 405,000 shares of common stock were exercisable.

NOTE 12 -  MAJOR CUSTOMERS AND SUPPLIERS

           For the years ended December 31, 1995 and 1994, revenues, net of returns, as a percentage of the Company's net revenues from the Company's three major customers were as follows:

                                  1995             1994
                                  ----             ----
           Ingram                  16%              17%
           Waldenbooks              8%              14%
           B. Dalton               12%              20%

                                DOVE AUDIO, INC.

           A significant amount of audio inventory is supplied by one manufacturer. The Company is not dependent on the manufacturer as its sole source of product.

NOTE 13 -  SUBSEQUENT EVENTS

           In April 1996, the Company entered into a definitive agreement to acquire Four Point Entertainment, Inc. ("Four Point") for consideration of $2.5 million in cash and 427,273 shares of Dove Common Stock, with an earn-out provision of up to an additional 163,636 shares of Dove Common Stock. Four Point develops and produces various forms of television programming, including pilots, series, telefilms, mini-series, talk shows, game shows and infomercials for network, cable and syndicated markets. In addition, Four Point owns and operates post-production and edit facilities for its own and third-party programming. Consummation of the agreement is subject to delivery of customary closing documents and other customary closing conditions and is expected to occur on or before the end of April 1996.

NOTE 14 -  FOURTH QUARTER ADJUSTMENT

           During the fourth quarter of fiscal 1995 the Company recorded an increase to the reserve for returns of approximately $1,000,000 due to higher than anticipated return rates principally on its printed book sales.

SIGNATURES

           In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  DOVE AUDIO, INC.


                  By    /s/ MICHAEL VINER
                      --------------------------------------------
                      Michael Viner, President

         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



            Signature                   Title                                   Date
            ---------                   -----                                   ----
/s/ MICHAEL VINER                       Chief Executive Officer,                September 11, 1996
- -----------------------------------     President and Director
Michael Viner



/s/ SIMON BAKER                         Chief Financial Officer                 September 11, 1996
- -----------------------------------
Simon Baker



/s/ GERALD LEIDER                       Chairman and Director                   September 11, 1996
- -----------------------------------
Gerald Leider



/s/ DEBORAH RAFFIN                      Vice President, Secretary and           September 11, 1996
- -----------------------------------     Director
 Deborah Raffin



                                        Director                                September   , 1996
- -----------------------------------
 Freddie Fields



/s/ JAMES BELASCO                       Director                                September 11, 1996
- -----------------------------------
 James Belasco



                                        Director                                September   , 1996
- ----------------------------------
Gary Matus



                                        Director                                September   , 1996
- ----------------------------------
Charles Weber


INDEX TO EXHIBITS

EXHIBIT NO.                             DESCRIPTION

  3.1 Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Registration Statement)

  3.2 Certificate of Amendment of Articles of Incorporation of the Company filed with the Secretary of State of the State of California on March 14, 1990 (filed as Exhibit 3.2 to the Registration Statement)

  3.3 Certificate of Amendment of Articles of Incorporation of the Company filed with the Secretary of State of the State of California on November 17, 1990 (filed as Exhibit 3.3 to the Registration Statement)

  3.4 Certificate of Amendment of Articles of Incorporation of the Company filed with the Secretary of State of the State of California on August 26, 1994 (filed as Exhibit 3.4 to the Registration Statement)

  3.5 Bylaws of the Company, as amended (filed as Exhibit 3.5 to the Registration Statement)

  4.1       Specimen common stock certificate of the Company (filed as Exhibit
            4.1 to Amendment No. 2 to the Registration Statement ("Amendment No. 2") filed with the Commission on November 29, 1994)

  4.2 Specimen Series A Preferred Stock certificate of the Company (filed as Exhibit 4.2 to Amendment No. 2)

  4.3 Form of Certificate of Determination of the Series A Preferred Stock of the Company (filed as Exhibit 4.3 to the Registration Statement)

  4.4 Form of Underwriter's Warrant Agreement (filed as Exhibit 4.4 to the Registration Statement)

  4.5 Form of Warrant Agreement (filed as Exhibit 4.5 to the Registration Statement)

  4.6 Form of Subscription Agreement (filed as Exhibit 4.6 to Amendment No. 1 to the Registration Statement ("Amendment No. 1") filed with the Commission on November 2, 1994)

  4.7 Placement Agency Agreement dated August 1, 1994 between the Company and Joseph Stevens & Company, L.P. (filed as Exhibit 4.7 to Amendment No. 1)

  4.8 Placement Agent Warrant Agreement dated December 24, 1995 between Whale Securities Co., L.P. and Dove Audio (filed as the same numbered Exhibit to the Annual Report on Form 10-KSB for the fiscal year ended 1995)

  4.9 Placement Agent Warrant (filed as the same numbered Exhibit to the Annual Report on Form 10-KSB for the fiscal year ended 1995)

  4.10 Form of Registration Rights Agreement (filed as the same numbered Exhibit to the Annual Report on Form 10-KSB for the fiscal year ended 1995)

  4.11 Form of Common Stock Purchase Warrant (filed as the same numbered Exhibit to the Annual Report on Form 10-KSB for the fiscal year ended 1995)

  10.1 Employment Agreement dated as of January 1, 1993 between the Company and Michael Viner (filed as Exhibit 10.8 to the Registration Statement)

  10.2 Employment Agreement dated as of January 1, 1993 between the Company and Deborah Raffin (filed as Exhibit 10.9 to the Registration Statement)

  10.3 Office Building Lease for Suite 203, 301 N. Canon Drive, Beverly Hills, California 90210 (the "Office Lease") between Village on Canon and Dove, Inc. dated July 3, 1990 and Amendment appended thereto dated 1992 (filed as Exhibit 10.10 to the Registration Statement)

  10.4 Second Amendment to the Office Lease between Village on Canon and Dove, Inc. dated March 12, 1990 (filed as Exhibit 10.11 to the Registration Statement)


  10.5 Third Amendment to the Office Lease between Pinkwood Properties Corp. and Dove, Inc. dated December 1, 1992 (filed as Exhibit 10.12 to the Registration Statement)

  10.13 Agreement to Assume and Amend Lease of Dove, Inc. dated February, 1994 among Pinkwood Properties Corp., Michael Viner and the Company (filed as Exhibit 10.13 to the Registration Statement)

  10.14 Letter Agreement between Pinkwood Properties Corp. and the Company dated February 3, 1994 amending the Office Lease (filed as Exhibit
            10.14 to the Registration Statement)

  10.15 Letter Agreement dated July 1, 1994 between Penguin Books USA, Inc. and the Company (filed as Exhibit 10.15 to the Registration Statement)

  10.16     Form of Publishing Agreement (filed as Exhibit 10.16 to Amendment
            No. 1)

  10.17     Form of Artist Agreement (filed as Exhibit 10.17 to Amendment No. 1)

  10.18 Form of Company's 1994 Stock Incentive Plan (filed as Exhibit 10.18 to the Registration Statement)

  10.19 Settlement Agreement dated as of July 13, 1994 among the Company, SBT-Batif, S.A. and Ethos Capital Management, Inc. (filed as Exhibit
            10.19 to Amendment No. 1)

  10.20 Form of Option and Stock Purchase Agreement among Michael Viner, Deborah Raffin Viner, Dove, Inc., Dove II, Inc., Dove
            Communications, Inc. and the Company (filed as Exhibit 10.20 to Amendment No. 2)

  10.21 Agreement between the Company and Reader's Digest Association, Inc. dated as of March 15, 1995

  10.22 Agreement between Dove International and Skouras Pictures, Inc. dated July 1, 1995 (filed as Exhibit 1 to the Current Report on Form 8-K filed with the Commission on July 17, 1995 (the "July 17 Current Report"))

  10.23 Employment Agreement between Dove International and Dimitri T. Skouras dated as of July 1, 1995 together with Stock Option Award Agreement between Dove Audio and Dimitri T. Skouras, dated as of July 1, 1995 (filed as Exhibit 2 to the July 17 Current Report)

  10.24 Agreement for Purchase and Sale of Real Estate and Joint Escrow Instructions dated September 15, 1995 among the Writers Guild of America, west, Inc. and the Company and Amendment No. 1 thereto dated October 3, 1995 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB filed with the Commission on November 14, 1995)

  16 Letter from Ernst & Young LLP to the Securities and Exchange Commission dated July 26, 1995 (filed as Exhibit 16 to the current Report on Form 8-K filed with the commission on July 26, 1995)

  21 Subsidiaries of Dove (filed as Exhibit 21 to the Annual Report on Form 10-KSB for the fiscal year ended 1995)

  23.1      Consent of KPMG Peat Marwick LLP

  23.2      Consent of Ernst & Young LLP