Form 10QSB
period 1996-09-30
DOVE AUDIO INC
filed 1996-11-14
CIK 930436

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                           -------------------------

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-24984

                                DOVE AUDIO, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                           -------------------------

              CALIFORNIA                                  95-4015834
    -------------------------------                    -------------------
    (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

       8955 BEVERLY BOULEVARD,                              90048
----------------------------------------                  ----------
      WEST HOLLYWOOD, CALIFORNIA                          (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (310) 786-1600.
                                                          ---------------
       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE

                           -------------------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the numbers of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 5,313,240
as of November 13, 1996                                       -------------

           Transitional Small Business Disclosure Format (Check one):

                          Yes       No  X
                             -----     ----
--------------------------------------------------------------------------------

PART I -- FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                                DOVE AUDIO, INC.

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 1996

                                     ASSETS

 CURRENT ASSETS
    Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . .     $   170,000

    Accounts receivable, net of allowances of $1,705,000 . . . . . . . . . . . . .       1,517,000

    Inventory  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,168,000

    Prepaid expenses and other current assets  . . . . . . . . . . . . . . . . . .         649,000

    Film costs, net - Note 4 . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,979,000

    Deferred tax asset - Note 5  . . . . . . . . . . . . . . . . . . . . . . . . .         150,000

    Tax receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,047,000

          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .      13,680,000

 PRODUCTION MASTERS - Note 3 . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,653,000

 FILM COSTS, net - Note 4  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,533,000

 PROPERTY AND EQUIPMENT  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,561,000

 OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         131,000

 GOODWILL - Note 12  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,975,000
                                                                                       -----------
          Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $29,533,000
                                                                                       ===========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES
    Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . . . . .     $ 4,597,000

    Bank borrowings and notes payable, current portion - Note 6. . . . . . . . . .       1,628,000

    Royalties payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         431,000

    Advances and deferred income . . . . . . . . . . . . . . . . . . . . . . . . .       4,268,000

    Due to related parties . . . . . . . . . . . . . . . . . . . . . . . . . . . .         456,000
                                                                                       -----------
          Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . .      11,380,000
                                                                                       -----------
    Bank borrowings and notes payable  . . . . . . . . . . . . . . . . . . . . . .       1,839,000
                                                                                       -----------
          Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $13,219,000
                                                                                       ===========
 COMMITMENTS AND CONTINGENCIES - Note 8

 SHAREHOLDERS' EQUITY - Note 9
    Preferred stock .01 par value; 2,000,000 shares authorized
       and 214,113 shares, Series A, issued and outstanding  . . . . . . . . . . .         856,000
    Common stock .01 par value; 20,000,000 shares authorized and
       5,313,240 issued and outstanding  . . . . . . . . . . . . . . . . . . . . .          52,000
    Treasury stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,000)
    Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . .      19,502,000
    Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (4,095,000)
                                                                                       -----------
          Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . . .      16,314,000
                                                                                       -----------
          Total liabilities and shareholders' equity . . . . . . . . . . . . . . .     $29,533,000
                                                                                       ===========

          See accompanying notes to consolidated financial statements.

                                DOVE AUDIO, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   THREE MONTHS ENDED SEPTEMBER 30
                                                                  ----------------------------------
                                                                        1996              1995
                                                                  --------------    --------------
 REVENUES - Note 10
    Publishing, Net  . . . . . . . . . . . . . . . . . . . .        $2,481,000           3,316,000
    Film . . . . . . . . . . . . . . . . . . . . . . . . . .         3,113,000              55,000
                                                                    ----------         -----------
                                                                     5,594,000           3,371,000
 COST OF SALES - PUBLISHING  . . . . . . . . . . . . . . . .         1,391,000           1,883,000
 COST OF SALES - FILM  . . . . . . . . . . . . . . . . . . .         2,263,000                  --
                                                                    ----------         -----------
                                                                     1,940,000           1,448,000
 SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES - Note 7 . . . . . . . . . . . .         2,160,000             796,000
                                                                    ----------         -----------
    Income (loss) from operations  . . . . . . . . . . . . .          (220,000)            692,000
    Net interest income (expense)  . . . . . . . . . . . . .           (75,000)              2,000
    (Loss) on sale of marketable securities  . . . . . . . .           (18,000)                 --
                                                                    ----------         -----------
    Income (loss) before income taxes  . . . . . . . . . . .          (313,000)            677,000
 PROVISION FOR (BENEFIT FROM) INCOME TAXES - Note 5                    (51,000)            315,000
                                                                    ----------         -----------
    Net income (loss)  . . . . . . . . . . . . . . . . . . .        $ (262,000)            362,000
                                                                    ==========         ===========
    Net income (loss) per share  . . . . . . . . . . . . . .        $     (.05)                .08
                                                                    ==========         ===========
    Weighted average number of . . . . . . . . . . . . . . .
       shares outstanding  . . . . . . . . . . . . . . . . .         5,269,000           4,530,000
                                                                    ==========         ===========

          See accompanying notes to consolidated financial statements.

                                DOVE AUDIO, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     NINE MONTHS ENDED SEPTEMBER 30
                                                                     ------------------------------
                                                                         1996               1995
                                                                     ------------        -----------
 REVENUES - Note 10
    Publishing, Net  . . . . . . . . . . . . . . . . . . .           $  9,026,000          9,696,000
    Film . . . . . . . . . . . . . . . . . . . . . . . . .              7,167,000             83,000
                                                                     ------------         ----------
                                                                       16,193,000          9,779,000
 COST OF SALES - PUBLISHING                                             7,409,000          5,847,000
 COST OF SALES - FILM                                                   5,200,000             11,000
                                                                     ------------         ----------
                                                                        3,584,000          3,921,000
 SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES - Note 7                                    6,261,000          2,654,000
                                                                     ------------         ----------
    Income (loss) from operations  . . . . . . . . . . . .             (2,677,000)         1,267,000
    Net interest income (expense)  . . . . . . . . . . . .                (81,000)            (3,000)
    Gain on sale of marketable securities  . . . . . . . .                    --             (11,000)
    (Loss) on sale of asset  . . . . . . . . . . . . . . .                (18,000)
                                                                     ------------
    Income (loss) before income taxes  . . . . . . . . . .             (2,776,000)         1,253,000
 PROVISION FOR (BENEFIT FROM) INCOME TAXES - Note 5                      (346,000)           597,000
                                                                     ------------         ----------
    Net income (loss)  . . . . . . . . . . . . . . . . . .           $ (2,430,000)           656,000
                                                                     ============         ==========
    Net income (loss) per share  . . . . . . . . . . . . .           $       (.48)               .15
                                                                     ============         ==========
    Weighted average number of . . . . . . . . . . . . . .
       shares outstanding  . . . . . . . . . . . . . . . .              5,107,000          4,530,000
                                                                     ============         ==========

          See accompanying notes to consolidated financial statements.

                                DOVE AUDIO, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       FOR THE NINE MONTHS ENDED
                                                                               ----
                                                                             SEPTEMBER 30,
                                                                   --------------------------------
                                                                         1996             1995
                                                                   --------------    --------------
 OPERATING ACTIVITIES
    Net income (loss)  . . . . . . . . . . . . . . . . . . . .        $ (2,430,000)    $    656,000
                                                                      ------------     ------------
    Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
        Depreciation . . . . . . . . . . . . . . . . . . . . .             278,000           52,000
        Amortization of production masters . . . . . . . . . .           2,865,000        1,560,000
        Amortization of film costs . . . . . . . . . . . . . .           5,200,000           11,000
        Loss on sale of equipment  . . . . . . . . . . . . . .                  --           11,000
        Amortization of good will  . . . . . . . . . . . . . .             164,000               --
        Accounts receivable allowance, net . . . . . . . . . .            (456,000)       1,075,000
    Changes in operating assets and liabilities:
        Accounts receivable  . . . . . . . . . . . . . . . . .           1,334,000        1,948,000
        Deferred tax asset . . . . . . . . . . . . . . . . . .              80,000         (190,000)
        Inventory  . . . . . . . . . . . . . . . . . . . . . .          (1,463,000)        (810,000)
        Film costs . . . . . . . . . . . . . . . . . . . . . .          (6,555,000)        (140,000)
        Expenditures for production masters  . . . . . . . . .          (3,760,000)      (2,865,000)
        Prepaid expenses and other assets  . . . . . . . . . .             584,000         (244,000)
        Accounts payable and accrued expenses  . . . . . . . .           1,054,000         (917,000)
        Royalties payable  . . . . . . . . . . . . . . . . . .              90,000         (121,000)
        Income taxes . . . . . . . . . . . . . . . . . . . . .          (1,047,000)         446,000
        Advances and deferred revenue  . . . . . . . . . . . .           1,038,000          555,000
        Due to related parties . . . . . . . . . . . . . . . .             (44,000)              --
                                                                      ------------     ------------
             Net cash provided by (used in) operating activities        (3,068,000)       1,027,000
 INVESTING ACTIVITIES
    Acquisition of Four Point Entertainment  . . . . . . . . .          (7,877,000)              --
    Sale of marketable securities  . . . . . . . . . . . . . .             377,000        1,701,000
    Purchase of film library . . . . . . . . . . . . . . . . .                  --         (750,000)
    Purchase of marketable securities  . . . . . . . . . . . .            (214,000)         (36,000)
    Sale of property and equipment . . . . . . . . . . . . . .                 --            40,000
    Purchases of equipment . . . . . . . . . . . . . . . . . .            (154,000)        (100,000)
    Payments for building improvements . . . . . . . . . . . .            (359,000)              --
                                                                      ------------     ------------
             Net cash from (used in) investing activities  . .          (8,227,000)         855,000
 FINANCING ACTIVITIES
    Proceeds from sale of common stock . . . . . . . . . . . .           6,242,000          729,000
    Proceeds from sale of preferred stock  . . . . . . . . . .                 --             2,000
    Proceeds of bank borrowings  . . . . . . . . . . . . . . .             709,000        1,325,000
    Repayments of notes payable. . . . . . . . . . . . . . . .            (432,000)      (2,527,000)
    Settlement payment for sale of common stock  . . . . . . .                 --           (79,000)
                                                                      ------------     ------------
              Net cash provided by financing activities  . . .           6,519,000         (550,000)
                                                                      ------------     ------------
              Net increase (decrease) in cash and cash                  (4,776,000)       1,332,000
                equivalent  . .  . . . . . . . . . . . . . . .
 CASH AND CASH EQUIVALENTS AT JANUARY 1                                  4,946,000          503,000
                                                                      ------------     ------------
 CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                            $    170,000     $  1,835,000
                                                                      ============     ============
 SUPPLEMENTAL CASH FLOW INFORMATION
       Cash paid for interest  . . . . . . . . . . . . . . . .        $     76,000     $     75,000
       Cash paid for income taxes  . . . . . . . . . . . . . .              47,000          370,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

     Accrual to related party arising from pledge
        of deposit for acquisition of the theatrical
        motion picture "Wilde" - Note 7 . . . . . . . . . . . . .   $   500,000                --


          See accompanying notes to consolidated financial statements.

                                DOVE AUDIO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION, ORGANIZATION AND BUSINESS

         The accompanying consolidated financial statements of Dove Audio, Inc. (the "Company") are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation. The results of operations for the three month period ended September 30, 1996 are not necessarily indicative of results to be expected for the full fiscal year.

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

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

         PRODUCTION MASTERS

         Production masters are stated at cost net of accumulated amortization. Costs incurred for production masters, including non-refundable advances, royalties paid to authors and readers, as well as recording and design costs, are capitalized and amortized over a two-year period from the time a title is initially distributed, consistent with the estimated revenue for a title. For audio and printed book titles released prior to January 1, 1996, this has generally resulted in amortization of approximately 80% of a title's production master costs in the initial quarter of release, with the remaining 20% amortized in the fifth quarter of release. Based on management's current estimates with respect to the timing of revenues, audio titles released on or after January 1, 1996 are amortized on a quarter-by-quarter basis over a two year period. This will result in approximately 80% of such an audio title's production master cost being amortized in the initial year of release. The effect of this change was to reduce the production master amortization component of Cost of Sales by approximately $13,000 and $257,000 for the three and nine months ended September 30, 1996, respectively. The amortization of printed books remains unchanged. Any portion of production masters which are not estimated to be fully recoverable from future revenues are charged to amortization expense in the period in which such loss becomes evident.

         RECLASSIFICATIONS

         Certain reclassifications have been made to prior quarter consolidated financial statements to conform to current quarter presentation.

NOTE 3 -- PRODUCTION MASTERS

         Production masters, net of accumulated amortization of $9,261,000 at September 30, 1996 consisted of the following:

           Released titles  . . . .                $1,461,000
           Unreleased titles  . . .                 2,192,000
                                                   ----------
           Total  . . . . . . . . .                $3,653,000

NOTE 4 -- FILM COSTS

         The following is an analysis of film costs as of September 30, 1996:

     Television and theatrical films released less accumulated film amortization

              Current -  $5,977,000                       Non-Current - $1,533,000
                         $ (998,000)                                          --
                         ----------                                     ----------
                         $4,979,000                                     $1,533,000

         As of September 30, 1996 all net film costs will be amortized within the next three year period based upon the Company's current revenue estimates.

NOTE 5 -- INCOME TAXES

         Income taxes are computed in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company provides for income taxes during interim reporting periods based upon an estimate of its annual effective tax rate. This estimate includes all anticipated federal, state and foreign income taxes.

NOTE 6 -- DEBT

         Bank borrowing and notes payable at September 30, 1996 consist of the following:

                 Mortgage Note . . . . . . . . . . . . .           $1,880,000

                 Other notes payable . . . . . . . . . .            1,587,000
                                                                    ---------
                                                                   $3,467,000

         In April 1996 the Company refinanced its $1,900,000 mortgage note which the Company borrowed from the seller in conjunction with the acquisition of its new office building. The new loan from Asahi Bank of California is secured by a deed of trust on such building and bears interest at a fixed rate of 8% per annum. The loan matures in April 2001 and provides for a 20 year monthly amortization payment rate.

         In August 1996 the Company refinanced the Company's existing revolving line of credit and term loan with a $1,365,447 term loan from Sanwa Bank California ("Sanwa Bank"). On September 1, 1996, the Company began making principal and interest payments based on a five year amortization schedule. All unpaid principal and interest on the term loan shall mature on August 1, 1997. In addition, the Company borrowed a further $220,000 with a short-term bridge loan with a maturity date of October 7, 1996. Both loans are secured by the Company's assets, other than the Company's building, and are guaranteed by the Principals (as defined below). The term loan has various covenants with which the Company must adhere, including restrictions on payment of dividends, additional indebtedness, change in the nature of business, financial covenants including minimum tangible net worth, current ratio, debt service coverage ratio and debt to net worth ratio and restrictions on mergers or acquisitions. The $220,000 short-term bridge loan was repaid in full in October, 1996.

NOTE 7 -- RELATED PARTY TRANSACTIONS

         The Company has acquired audio book rights for fourteen titles which were written by a principal shareholder. The net audio sales (net of returns) from these titles for the quarters ended September 30, 1996 and 1995 were $27,000 and $228,000, respectively. The net audio sales (net of returns) from these titles for the nine months ended September 30, 1996 and 1995 were $58,000 and $257,000 respectively.

          In September 1996, in connection with Samuelson Entertainment Ltd.'s financing of the production of the motion picture presently entitled "Wilde" (the "Picture") for which the Company provides production services and has acquired distribution rights in all media throughout the United States and Canada (except French-speaking Canada), a principal shareholder/officer of the Company (the "Principal") personally guaranteed $1,000,000 of the payment obligations of Dove International, Inc. payable commencing on December 1, 1996 through April 2, 1997 to Samuelson Entertainment, Ltd. in order to extend the date as of which Dove International, Inc. is required to make such payments. In addition, the Principal personally deposited $500,000 at Guinness Mahon & Co. Ltd. (and pledged the deposit plus interest thereon) to secure Dove International Inc.'s additional payment obligation to Samuelson Entertainment Ltd. in the amount of 333,334 British Pounds Sterling due upon delivery of the Picture. In connection with such pledge, the Company recorded a liability to related party. In consideration for agreeing to pledge such deposit, Samuelson Entertainment Ltd. and Dove International, Inc. agreed that the Principal will receive a 5% commission up to a maximum of $120,000, payable from 5% of 100% of the gross receipts (only after recoupment of Dove International Inc.'s full distribution fee) received by all third-party distributors (including Dove International, Inc.) from exploitation of the distribution rights in the Picture in the United States and Canada (except French-speaking Canada). The terms pursuant to which the Principal pledged the deposit were based on similar terms as offered by Samuelson Entertainment Ltd. to an independent third party. In addition, accrued 500K Samuelson Entertainment, Ltd. agreed to pay the Principal 8% of 100% of Samuelson Entertainment Ltd.'s net profits from the Picture.

         On August 16, 1996, each of the two principal shareholders/officers of the Company (the "Principals") personally guaranteed the Company's obligations to Sanwa Bank California to a maximum principal amount of $1,600,000 in exchange for the modification of certain covenants contained in the applicable loan documents.

         In connection with the above guarantees, in September 1996, the Company entered into a reimbursement agreement with the Principals. The Company agreed to immediately reimburse or provide cash collateral to the Principals upon the occurrence and during the continuation of certain events of default relating to the guaranteed obligations or upon the occurrence of certain other "Events" (including a change in control of the Company) as defined in the Company's 1994 Stock Incentive Plan. The Company further agreed that should either of the Principals terminate their employment agreement following the occurrence of an Event or material breach of their employment agreements by the Company, the Company would remain obligated to continue to pay them their base compensation and other benefits due for the balance of their employment terms, together with reimbursement of any excise tax payable with respect to such compensation. Upon any such termination, such executives would be free to establish, invest in or be employed by any business, whether or not in competition with the Company. Under such agreement, the Company also granted to the Principals, one in the first instance and the other secondarily, a right of first refusal in the event of certain asset sales outside the ordinary course of business by the Company or any of its subsidiaries in the next three years.

         In June 1996, the Company entered into an arrangement with an officer of the Company whereby the officer agreed to provide certain services as a consultant and Chairman of the Board. Such agreement provides for compensation of $125,000 annually, paid monthly in arrears. Under such agreement $31,000 was paid during the three months ended September 30, 1996, and $42,000 was paid for the nine months ended September 30, 1996.

         In September 1996, the Company entered into a consulting agreement with a director whereby the director is to provide certain financial consulting and investment banking services to the Company. Such agreement provides for compensation of $3,000 per month, options to purchase 10,000 shares of Common Stock, certain contingent compensation based on financing arranged by such director for the Company and customary expense reimbursement. The agreement is terminable by either party upon 30 days notice.

         During the three months ending September 30, 1996, the Company made payments to the two Principals and another officer of the Company totalling $95,000 under agreements for producer services, television motion picture acting services and television motion picture directing services, and Michael Viner, Deborah Raffin and Jerry Leider received $188,000, $117,000 and $50,000 respectively under such agreements for the nine months ended September 30, 1996.


NOTE 8 -- COMMITMENTS AND CONTINGENCIES

         LITIGATION - See Part II Item 1. Legal Proceedings

         OFFICE LEASE

         The Company leases office space under a noncancelable operating lease expiring December 1998. The Company's lease obligation is secured by a $15,000 deposit. Rent expense was $62,000 and $63,000 in the three months ending September 30, 1996, and September 30, 1995, respectively, and $195,000 and $187,000 for the nine months ended September 30, 1996 and September 30, 1995, respectively. The minimum future noncancelable lease expense under the lease is approximately $250,000 annually for the years 1996 through 1998, inclusive. The lease is subject to annual rent escalations and the pass-through of certain costs of the landlord.

         In May 1996 the Company entered into an agreement with Samuelson Entertainment Ltd. to acquire the distribution rights to the Picture in all media throughout the United States and Canada (excluding French-speaking Canada) and the exclusive worldwide print, audio and interactive rights. Under the agreement the Company is required to pay sums totalling 1,333,333 British Pounds Sterling (approximately $2,000,000) over the 12 months subsequent to the agreement for such rights. As of November 12, 1996, approximately $1,500,000 remained unpaid.

        Under the terms of the agreement, the Company has provided, and continues to provide production services for the Picture. Such services include arrangement and placement of financing, significant input and effective control over casting for the Picture, significant input and final approval over the director, script and all other elements of the Picture, significant input and final approval over music elements, review of dailies and determination as to the necessity of re-shooting scenes.


NOTE 9 -- STOCK OPTIONS AND WARRANTS

         The Board of Directors of the Company adopted the 1994 Stock Incentive Plan (the "Plan"). The Plan provides for the grant of options to purchase up to an aggregate of 400,000 shares of the Common Stock of the Company (subject to an anti-dilution provision providing for adjustment in the event of certain changes in the Company's capitalization).

         Options outstanding and the range of applicable exercise price under the Plan at September 30, 1996 were:

Options outstanding at September 30, 1996 . . . . .   289,999   $3.50 - $9.75


         At September 30, 1996, options to acquire 67,831 shares of common stock under the Plan were outstanding and exercisable

         In addition to the above options issued under the Plan, the Company granted options to acquire 250,000 shares of Common Stock at an exercise price of $.01 per share in 1994 and are currently exercisable, in connection with the forgiveness of certain deferred compensation owing to the Company's Principals; 75,000 shares of Common Stock at an exercise price of $8.00 per share in 1995; and 300,000 shares of Common Stock at an exercise price of $11.00 in April 1996 in connection with the Four Point acquisition.

         Warrants outstanding and the range of applicable exercise price along with activity for the three months ended September 30, 1996 were:


                                                                   NUMBER OF
                                                                   SHARES OF
                                           NUMBER OF                COMMON
                                           WARRANTS                  STOCK
                                           --------                  -----
 Warrants outstanding at
    June 30, 1996  . . . . . . .            1,522,500               1,378,750     $6.00 - $12.00
                                            ---------               ---------
 Warrants issued
    (exercised)  . . . . . . . .               --                       --
                                            ---------               ---------
 Warrants outstanding at
   September 30, 1996  . . . . .            1,522,500               1,378,750     $6.00 - $12.00
                                            =========               =========

         At September 30, 1996 all warrants outstanding to acquire 1,378,750 shares of common stock were exercisable.

NOTE 10 -- MAJOR CUSTOMERS AND SUPPLIERS

         For the nine months ended September 30, 1996 and 1995, revenues, net of returns, from the Company's three major customers approximated 30% and 48% of net publishing revenues respectively.

         A significant amount of audio inventory is supplied by one manufacturer. The Company is not dependent on the manufacturer as its sole source of product.

NOTE 11 -- STOCK REGISTRATION

         On September 17, 1996 the Company's registration statement on Form S-3 registering 2,335,000 shares of Dove Audio, Inc. Common Stock was declared effective by the Securities and Exchange Commission (the "SEC").

NOTE 12 -- FOUR POINT ACQUISITION

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

         Except for the historical information contained herein, certain of the matters discussed in this quarterly report are "forward-looking statements," as defined in Section 21E of the Securities Exchange Act of 1934, which involve certain risks and uncertainties, which could cause actual results to differ materially from those discussed herein including, but not limited to risks relating to the Company's operating losses, the Company's need for additional financing or liquidity, growth and acquisition risks, dependence on limited number of projects, the impact of returns and remainder sales of audio and printed books on results of operations and risks relating to the nature of the entertainment industry, government regulation, competition, and control by management. See the relevant discussion elsewhere herein and in the Company's periodic reports and other documents filed with the Securities and Exchange Commission including the Company's registration statement on Form S-3 for a further discussion of these and other risks and uncertainties applicable to the Company's business.

OVERVIEW

         Dove commenced business in 1985 as one of the pioneers of the audio book industry and has become one of the leading independent producers of audio books in the United States. The Company produces and distributes over 100 new titles annually and has built a library of over 1200 titles. The Company is also engaged in the publication of printed books under the Dove imprint and the development and production of movies-for-television, mini-series, and videos and the development, production, acquisition and distribution of feature films.

         A significant portion of the Company's expenses are relatively fixed, and therefore reduced sales in any quarter relating from the timing of delivery of product or otherwise could adversely affect operating results for that quarter.

         To complement its audio book operations, the Company has significantly increased its publication of printed books. In addition, the Company intends to continue to diversify its operations through its theatrical feature film division. Subject to appropriate opportunities becoming available to the Company, the Company plans to acquire independent films for distribution worldwide on an all rights basis (including theatrical, home video and all forms of television). In September, 1996, the Company acquired world wide distribution rights to the theatrical motion picture "Flipping", starring Keith David and David Provel, with a projected limited U.S. theatrical release date of February, 1997. On December 21, 1995, the Company entered into a two year video output arrangement with Paramount Pictures wherein Paramount will market and distribute Dove product under the Dove Home Video label in the U.S. and Canada.

         The Company's catalog of 1996 audio releases includes The Hunchback of Notre Dame, performed by Julie Christie, Shadows of Steel by Dale Brown, and On Managing by Mark H. McCormack. The Company's catalog of 1996 printed book releases includes Red Mercury by Max Barclay, When Money Is King by Richard Hack (a biography of Ron Perelman), and Values by Marva Collins.

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

         Dove Four Point, Inc., the Company's wholly-owned subsidiary, develops, and produces various forms of television programming, including pilots, series, telefilms, mini-series, talk shows, game shows and infomercials for network, cable and syndicated markets. In May 1996, Dove Four Point announced the receipt of a production order for a new entertainment/news program for the 1996/97 television season, "Scoop with Sam and Dorothy", which is being distributed by ACI/Pearson TV. In June, Dove Four Point announced a production order from MGM Domestic Television Distribution for "The Bradshaw Difference," a new syndicated talk show for the 1996/97 television season. In August 1996, Dove Four Point entered into a one year exclusive development and distribution agreement with Buena Vista Television ("BVTV"), a division of the Walt Disney Company pursuant to which BVTV has exclusive rights to certain television programming developed by Dove Four Point. Pursuant to such agreement, BVTV agreed to pay certain non-refundable fees, overhead and a discretionary development fund. The agreement may be extended for two additional one year terms at the option of BVTV. Under a separate agreement with BVTV, Dove Four Point has produced a pilot for the daily game show "Make Me Laugh;" cable network Comedy Central has ordered new production of the program with production currently scheduled to commence in the first quarter of 1997 and initial broadcast in June, 1997. Dove Four Point has reached an agreement in principle with Telescene of Canada and the A & E Network to produce a two hour telefilm based on mystery writer Lawrence Block's short story "By The Dawn's Early Light" with production currently scheduled to commence in the fourth quarter of 1996. Discovery Communications has ordered six additional half hour segments of "Unnatural History" to produced between the fourth quarter of 1996 and the second quarter of 1997 for broadcast on the Learning Channel. Dove Four Point is developing a two hour telefilm (pilot for the dramatic series "Futuresport") starring Wesley Snipes with Mr. Snipes' production company Amen-Ra Productions in conjunction with ABC whereby ABC may license the production for broadcast for a fee covering a substantial portion of the production costs; ABC is required to pay a lesser fee should it elect no to proceed with the project. There is no assurance that any programming scheduled for production will be completed or, if completed, that the delivery terms will not be modified. Dove Four Point also owns and operates post-production and edit facilities for its own and third-party programming.

RESULTS OF OPERATIONS

         The following table sets forth (i) publishing and film revenues and
(ii) publishing cost of sales, film cost of sales, and selling, general and administrative expenses as a percentage of total revenues for the periods indicated:

                                              THREE MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------
                                                  1996               1995
                                               ----------         ----------
  REVENUES
     Publishing . . . . . . . . . . . . . .           44%                98%
     Film . . . . . . . . . . . . . . . . .           56%                 2%
                                               ---------          ---------
         Total  . . . . . . . . . . . . . .          100%               100%
                                               =========          =========
  OPERATING EXPENSES
     Cost of sales - Publishing . . . . . .           25%                56%
     Cost of sales - Film . . . . . . . . .           40%                --
                                               ---------          ---------
     Selling, general &
         administrative . . . . . . . . . .           39%                24
                                               ---------          ---------
         Total  . . . . . . . . . . . . . .          104%                80%
                                               =========          =========

Three Months ended September 30, 1996 Compared to Three Months ended September 30, 1995

PUBLISHING

         Revenues. Net publishing revenues for the three months ended September 30, 1996 compared to the three months ended September 30, 1995 decreased by $835,000 or 25% from $3,316,000 to $2,481,000. Of the total publishing revenue for the three months ended September 30, 1996, net audio book revenue was $1,901,000 and net printed book revenue was $580,000. The decrease in net publishing revenue was attributable primarily to lower sales activity caused primarily by a soft retail environment for both audio and printed books. The provision for returns as a percentage of gross revenue was 52% for the three months ended September 30, 1996. Substantially all of the Company's sales of book products are and will continue to be subject to potential returns by distributors and retailers if not resold to the public. Although the Company makes allowances and reserves for returned product that it believes are adequate, significant increases in return rates have materially and adversely impacted the Company's financial condition and results of operations. Titles currently scheduled for release in the fourth quarter of 1996 include "When Money is King" (a biography of Ron Perelman) by Richard Hack, "On Managing" by Mark McCormack, "Values" by Marva Collins, "You'll Never Make Love in This Town Again, Again: Once More With Feeling" as told to Joanne Parrent (the follow up to the New York Times bestseller "You'll Never Make Love in This Town Again"), "An Unseemly Man," an autobiography by Larry Flynt with a release timed to coincide with the release of Oliver Stone's film "The People vs. Larry Flynt," and eight new children's books from Dove Kids including "Little Nettie" read by Cheryl Ladd, and "The Remarkable Adventures of the Owl and the Pussycat" read by Eric Idle.

         Cost of Sales. Cost of sales for the three months ended September 30, 1996 compared to the three months ended September 30, 1995 decreased by $492,000 or 26% from $1,883,000 to $1,391,000. The decrease in cost of sales was primarily attributable to the aforementioned decrease in sales. Publishing cost of sales as a percentage of net publishing revenues decreased from 57% in the three months ended September 30, 1995 to 56% in the three months ended September 30, 1996.

FILM

         Revenues. Film revenues for the three months ended September 30, 1996 compared to the three months ended September 30, 1995 increased by 3,058,000 or 556% from $55,000 to $3,113,000. The increase was attributable to the inclusion of three months of activity from Dove Four Point which contributed approximately $3,103,000 of revenue due primarily to the programs "The Bradshaw Difference" and "Scoop With Sam and Dorothy." The Company has accounted for the Four Point acquisition under purchase accounting from the April 29, 1996 acquisition date. The remaining film revenues in the three months ended September 30, 1996 were generated by sales from the Company's theatrical feature film division.

         Cost of Sales. Film cost of sales were $2,263,000 in the three months ended September 30, 1996, while there were no film cost of sales in the three months ended September 30, 1995. The increase was attributable to a significant increase in film sales in the three months ended September 30, 1996. Film amortization is generally incurred in proportion to the estimated revenues generated from the release or licensing of film properties.

GENERAL

         Gross Profit/Loss. The Company recorded a gross profit of $1,940,000 for the three months ended September 30, 1996 compared to a gross profit of $1,488,000 for the three months ended September 30, 1995. Gross profit margin as a percentage of revenue decreased from 43% in the three months ended

September 30, 1995 to 35% in the three months ended September 30, 1996. This decrease resulted primarily from the Company's expansion of its film and television production activities which produce differing margins from its existing publishing activities.

         Selling, General and Administrative. Selling, general and administrative expenses ("SG&A") include costs associated with selling, marketing and promoting the Company's products, as well as general corporate expenses including salaries, occupancy costs, professional fees, travel and entertainment. SG&A for the three months ended September 30, 1996 compared to the three months ended September 30, 1995 increased by $1,364,000 or 171% from $796,000 to $2,160,000. Of the increase in SG&A, approximately $1,096,000 was attributable to increased overhead in connection with the Company's acquisition of Four Point Entertainment. The remaining increase was largely attributable to an increase in advertising expense which increased by approximately $127,000 primarily in connection with the Company's printed book operations due in part to marketing commitments made in connection with the securing of the underlying rights.

         Net Interest Income (Expense). The Company had net interest expense of $75,000 in the three months ended September 30, 1996 compared to net interest income of $2,000 in the three months ended September 30, 1995. This increase in interest expense was primarily due to the addition of mortgage debt for the Company's headquarter's building and the assumption of debt from the Four Point acquisition.

                                                     NINE MONTHS ENDED SEPTEMBER 30
                                                     ------------------------------
                                                           1996           1995
                                                       -----------    -----------
              REVENUES
                 Publishing  . . . . . . . . . . . .           56%            99%
                 Film  . . . . . . . . . . . . . . .           44              1
                                                       ----------     ----------
                     Total . . . . . . . . . . . . .          100%           100%
                                                       ==========     ==========
              OPERATING EXPENSES
                 Cost of sales - Publishing  . . . .           46%            60%
                 Cost of sales - Film  . . . . . . .           32             --
                 Selling, general &
                     administrative  . . . . . . . .           39             27
                                                       ----------     ----------
                     Total . . . . . . . . . . . . .          117%            87%
                                                       ==========     ==========

Nine Months ended September 30, 1996 Compared to Nine Months ended September 30, 1995

PUBLISHING

         Revenues. Net publishing revenues for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 decreased by $670,000 or 7% from $9,696,000 to $9,026,000. Of the total publishing revenue for the nine months ended September 30, 1996, net audio book revenue was $6,184,000 and net printed book revenue was $2,842,000. The decrease in net publishing revenue was primarily attributable to lower sales activity caused by a soft retail environment for both audio and printed books. The provision for returns as a percentage of gross revenue was 45% for the nine months ended September 30, 1996. Substantially all of the Company's sales of book products are and will continue to be subject to potential returns by distributors and retailers if not resold to the public. Although the Company makes allowances and reserves for returned product that it believes are adequate, significant increases in return rates have materially and adversely impacted the Company's financial condition and results of operations.

         Cost of Sales. Cost of sales for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 increased by $1,562,000 or 27% from $5,847,000 to $7,409,000. The increase in cost of sales was primarily attributable to a write down in excess of $500,000 for certain inventory, certain excess fulfillment costs related to returned product. The inventory write-down included the printed book titles "The Private Diary of Nicole Brown Simpson" and "The Private Diary of Lyle Menendez" and certain obsolescent covers. Publishing Cost of sales as percentage of net publishing revenues increased from 67% in the nine months ended September 30, 1995 to 82% in the nine months ended September 30, 1996. The increase was primarily attributable to a significantly greater mix of lower margin sales to direct marketers, specialty book clubs and discount stores and due to the aforementioned excess inventory.

FILM

         Revenues. Film revenues for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 increased by $7,084,000 from $83,000 to $7,167,000. The increase was primarily attributable to the delivery of the HomeSong television movie to CBS in the first quarter of 1996, combined with the inclusion of 5 months of activity from Dove Four Point which contributed approximately $3,703,000 of revenue due primarily to the programs "Unnatural History," Amazing America," "The Bradshaw Difference" and "Scoop with Sam and Dorothy." The remaining film revenues in the nine months ended
September 30, 1996 were generated by sales from the Company's theatrical feature film division.

         Cost of Sales. Film cost of sales increased by $5,189,000 to $5,200,000 in the nine months ended September 30, 1996 compared to $11,000 in the nine months ended September 30, 1995. The increase was attributable to a significant increase in film sales in the nine months ended September 30, 1996. Film amortization is generally incurred in proportion to the estimated revenues generated from the release or licensing of film properties.

GENERAL

         Gross Profit. The Company's gross profit for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 decreased by $337,000 or 9% from $3,921,000 to $3,584,000. Gross profit margin as a percentage of revenue decreased from 40% in the nine months ended September 30, 1995 to 22% in the nine months ended September 30, 1996. This decrease resulted primarily from the substantial increase in Publishing Cost Of Sales discussed above, and the Company's expansion of its film and television production activities which produce differing margins from its existing publishing activities.

         Selling, General and Administrative. Selling, general and administrative expenses ("SG&A") include costs associated with selling, marketing and promoting the Company's products, as well as general corporate expenses including salaries, occupancy costs, professional fees, travel and entertainment. SG&A for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 increased by $3,607,000 or 136% from $2,654,000 to $6,261,000. Of the increase in SG&A approximately $1,546,000 was attributable to the increased overhead in connection with the Company's acquisition of Four Point Entertainment and approximately $265,000 to an increase in the provision for doubtful accounts. Advertising expense increased by approximately $950,000 primarily in connection with the Company's printed book operations due in part to marketing commitments made in connection with the securing of the underlying rights. The remaining increases were primarily in salaries, occupancy costs, travel and entertainment, depreciation, and professional fees.

         Net Interest Income (Expense). Net Interest Expense for the nine months ended September 30,1996 compared to the nine months ended September 30, 1995 increased by $78,000. This increase was primarily due to the addition of mortgage debt for the Company's headquarter's building and the assumption of debt from the Four Point acquisition.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's operations, in general, are typically capital intensive. The Company has experienced from time to time significant negative cash flows from operating activities which have been offset by equity and debt financings. As the Company continues to expand its publishing, production and distribution activities, it expects to continue to experience negative cash flows from operating activities from time to time. In such circumstances, the Company will be required to fund at least a portion of production and distribution costs, pending receipt of anticipated future revenues, from working capital or from additional debt or equity financings from outside sources. There is no assurance that the Company will be able to obtain such financing or that such financing, if available, will be on terms satisfactory to the Company.

         The Company's television and film production activities can affect its capital needs in that the revenues from the initial licensing of television programming or films may be less than the associated production costs. The ability of the Company to cover the production costs of particular programming or films is dependent upon the availability, timing and the amount of fees obtained from distributors and other third parties, including revenues from foreign or ancillary markets where available. In any event, the Company from time to time is required to fund at least a portion of its production costs, pending receipt of film revenues, out of its working capital. Although the Company's strategy generally is not to commence principal photography without first obtaining commitments which cover all or substantially all of the budgeted production costs, from time to time the Company may commence principal photography without having obtained commitments equal to or in excess of such costs.

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

         Since its inception, the Company has satisfied its liquidity needs principally through the sale of equity securities, loans from or guaranteed by certain of its shareholders, other debt, and cash generated from operations. In December 1995 and January 1996, the Company raised net proceeds of $6,303,000 from the sale of 76 Units in a private placement. Each Unit consisted of 12,500 shares of the Company's Common Stock and 12,500 warrants to purchase 12,500 shares of the Company's Common Stock at $12.00 (exercisable on or after September 14, 1996). As part of its compensation for such transaction, the placement agent received, for nominal consideration, a warrant to purchase seven Units. The net proceeds were used by the Company to fund increased working capital needs during 1996 and to finance strategic acquisitions of product and complementary business (i.e. the Four Point acquisition). On September 17, 1996, the Company's registration statement on Form S-3 for the shares and warrant shares underlying the Units was declared effective.

         In connection with the acquisition of Four Point, which was completed on April 29, 1996, the Company guaranteed certain term debt and a $1.0 million revolving line of credit of Four Point from Sanwa Bank. Such term loan originally was scheduled to mature on October 3, 1998 and the line of credit, which had an original maturity of June 3, 1996, was extended to July 15, 1996. On August 16, 1996, the Company and Sanwa Bank entered into a term loan agreement to refinance such debt and line of credit for an aggregate amount of approximately $1,365,000. On September 1, 1996, the Company began making principal and interest payments based on a five year amortization schedule. All unpaid principal and interest shall mature on August 1, 1997. The existing Sanwa Bank loan is secured by substantially all of the Company's assets, other than the Company's building, and the Company's Principals and Dove Four Point have guaranteed such new facility. The term loan has various covenents with which the Company must adhere, including restrictions on payment of dividends, additional indbtedness, change in the nature of business, financial covenants including minimum tangible net worth, quick ratio, debt service coverage ratio, and debt to net worth ratio and restrictions on mergers or acquisitions. The Company was not in compliance with certain of such financial covenants as of September 30, 1996. On November 14, 1996, the Company received a written waiver from Sanwa Bank of such noncompliance. In addition, on November 14, 1996, the Company also received written modification of certain financial covenants contained in the term loan agreement.

         In April 1996 the Company refinanced its $1,900,000 mortgage note which the Company borrowed from the seller in conjunction with the acquisition of its new office building. The new loan from a bank is secured by a deed of trust and bears interest at a fixed rate of 8% per annum. The loan matures in April 2001 and provides for a 20 year monthly amortization payment rate.

         In May 1996 the Company entered into an agreement with Samuelson Entertainment Ltd. to acquire the distribution rights to the Picture in all media throughout the United States and Canada (excluding French-speaking Canada) and the exclusive worldwide print, audio and interactive rights. Under the agreement the Company is required to pay sums totalling 1,333,333 British Pounds Sterling (approximately $2,000,000) over the 12 months subsequent to the agreement for such rights. As of November 12, 1996, approximately $1,500,000 remained unpaid.

         On October 1, 1996, the Company entered into a financial advisory agreement with Morgan Fuller Capital Group, LLC ("Morgan Fuller") pursuant to which Morgan Fuller agreed to provide certain financial advisory services for the Company. As compensation for such services, the Company granted to Morgan Fuller warrants to purchase for a period of three years from the date thereof, up to 180,000 shares of common stock of the Company at an exercise price of $2.75. Such warrant was issued pursuant to an exemption from registration under
Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

         On October 29, 1996, Morgan Fuller completed a loan to the Company in the aggregate amount of $800,000. Such loan bears interest at the rate of 10% per annum, is secured by a lien on all of the Company's assets (subordinate to certain first priority liens) and is repayable beginning February 1, 1997 at the rate of $100,000 per month plus interest, and matures on November 1, 1997. Such loan would be subject to mandatory prepayment out of a portion of proceeds from certain possible financing transactions. The applicable loan documents contain certain limitations, including the creation of certain liens on the Company's property, sales of assets and on the making or suffering to exist of certain loans.

         As of November 13, 1996 the Company had cash and short-term investments of approximately $127,000.

         The Company used $3,068,000 for operating activities during the nine month period ended September 30, 1996. See "Consolidated Financial Statements of the Company - Consolidated Statements of Cash Flows." The Company believes that existing working capital and anticipated cash flows from operations may not be sufficient to meet its working capital requirements. Accordingly, the Company is exploring potential sources of financing, including the issuance of shares of the Company's common stock through an agreement in principle with a placement agent and potential payment of certain vendors with newly issued Company securities. Absent additional capital or liquidity, the Company will be substantially constrained in its ability to commit to new projects requiring cash outlays. In addition, any further expansion of the Company or acquisitions of particular properties or libraries, would require capital resources beyond those currently available to the Company, which acquisition of such resources would be dependent upon the ability of the Company to obtain additional sources of working capital, whether through the issuance of additional equity or debt securities, additional bank financing or otherwise. While the Company believes it will obtain additional financing, there is no guarantee that such financing will be available on acceptable terms, in which case, the Company would seek to restructure its obligations. This would have a significant effect on the Company's operations.

         INFLATION

         The Company does not believe its business and operations have been materially affected by inflation.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In August 1993, the trial court affirmed an arbitration award in favor of the Company, Michael Viner and Jerry Leider and against Steven Stern and Sharmhill Productions in the approximate amount of $4.5 million (plus attorneys fees and interest accruing from September 1992) relating to the film Morning Glory. In March 1995, the trial court ruling was appealed by the defendants to the California Court of Appeals, and in June 1995, the California Court of appeals affirmed the judgment. In August 1995, Stern filed for bankruptcy protection. The U.S. Trustee is pursuing the fraudulent conveyance action on behalf of the bankruptcy estate, of which the Company comprises approximately eighty percent, and the Company, Viner and Leider are separately pursuing their own adversary proceeding for conspiracy against Stern and the other defendants in the bankruptcy case. The Company is also objecting to Stern's discharge in bankruptcy. There is no assurance that the Company ultimately will prevail in these actions, or as to if, when or in what amounts the Company will be able to levy on the judgment issued in its favor.

         The Company was served in March 1996 with a complaint in the action entitled Alexandra D. Datig v. Dove Audio, et al (Los Angeles Superior Court Case No. BC145501) (the "Datig Action"). The Datig Action was brought by a contributor to, and relates to the writing of, the recently released book, You'll Never Make Love In This Town Again. The Datig Complaint prayed for $1.0 Million in damages. On October 23, 1996, the Company and Viner obtained a judgment of dismissal which also provided for the recovery of costs and attorneys' fees in their favor. The Company and Viner have filed a malicious prosecution action against Datig and her attorney seeking $25 million in damages.

         On June 25, 1996 another contributor to "You'll Never Make Love In This Town Again", Melinda Hammon, also filed a complaint in the Los Angeles Superior Court against Dove Audio, Inc. and Michael Viner alleging sexual harassment, (the "Hammon Action") (Los Angeles Superior Court Case No. BC152664). On September 19, 1996, the Company and Michael Viner obtained a judgment of dismissal which also provides for the recovery of costs and attorneys' fees in their favor.

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

         On June 17, 1996, the Company and Dove Four Point filed a complaint against Shukri Ghalayini in the Superior Court for the State of California for the County of Los Angeles. The complaint alleges, among other things, that Mr. Ghalayini (i) breached his fiduciary duty to Four Point (now owned by the Company) by diverting corporate assets to pay personal expenses, (ii) made false representations to induce the Company and Dove Four Point to complete the acquisition, including misrepresenting the tangible shareholders' equity of Four Point as of the closing and diverting production funds and holding checks previously drawn to pay accounts payable in order to meet a closing condition that outstanding bank debt be below a specified level and (iii) made false representations to induce Dove Four Point to enter into his employment agreement.

         On June 17, 1996, Shukri Ghalayini filed a complaint against the Company, Dove Four Point, Michael Viner and Charles Weber in the Superior Court for the State of California for the County of Los Angeles. The complaint alleges, among other things, (i) breach of employment contract against Dove Four Point due to termination of his employment without good cause, adequate notice or the opportunity to cure any alleged breaches and (ii) fraud in that defendants allegedly never intended to perform pursuant to his employment agreement.

Mr. Ghalayini seeks damages under his employment agreement estimated at not less than $900,000, loss of future earnings during his work life expectancy estimated at not less than $20,000,000, damages to his professional reputation and from mental and emotional distress, punitive damages and attorney's fees.

         Although the Company believes that it has good and valid claims against Mr. Ghalayini and good and meritorious defenses to his claims, there can be no assurance that the Company will ultimately prevail in either of the two actions.

ITEM 5.  OTHER INFORMATION

         Effective as of August 1, 1996 Charles Weber has agreed to provide consulting services to the Company on a project-by-project basis and will no longer serve as Chief Operating Officer. Effective as of June, 1996, the Company has retained Gerald Leider, Chairman of the Board, to provide various consulting services on an on-going basis and to serve as Chairman of the Board of the Company. Mr. Leider will receive annual compensation of $125,000, paid monthly in arrears.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)   EXHIBITS

   10.1 Term Loan Agreement, dated August 16, 1996, by and between Sanwa Bank California and Dove Audio, Inc.

   10.2  Continuing Guaranty, dated as of August 16, 1996, of Michael Viner

   10.3  Continuing Guaranty, dated as of August 16, 1996, of Deborah Raffin

   10.4 Security Agreement, dated August 16, 1996, by and between Sanwa Bank California, Four Point Entertainment, Inc. and Dove Audio, Inc.

   10.5 Letter Agreement, dated September 12, 1996, by and between Dove International, Inc., Guinness, Mahon & Co. Limited, Samuelson Entertainment Limited and Michael Viner

   27    Financial Data Schedule

   (b)   REPORTS ON FORM 8-K

   No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: November 13, 1996                DOVE AUDIO, INC.


                                       By  /s/ MICHAEL VINER
                                          -------------------------------
                                          Michael Viner,
                                          President (Chief Executive Officer)

Date: November 13, 1996

                                       By  /s/ LEE RUTTENBERG
                                          --------------------------------
                                          Lee Ruttenberg,
                                          Acting Chief Financial Officer

                               DOVE AUDIO, INC.
                              INDEX TO EXHIBITS

   EXHIBIT                                                                         PAGE
   NUMBER                                                                         NUMBER
   ------                                                                         ------
      27      Financial Data Schedule