Form 10KSB
period 1996-12-31
DOVE AUDIO INC
filed 1997-04-14
CIK 930436

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(MARK ONE)

     /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ______________ TO _________________

                         COMMISSION FILE NUMBER 0-24984

                            DOVE ENTERTAINMENT, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                                 ---------------

                 CALIFORNIA                            95-4015834
                 ----------                            ----------
       (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)

           8955 BEVERLY BOULEVARD
           LOS ANGELES, CALIFORNIA                       90048
           -----------------------                      -------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)


        Registrant's telephone number, including area code (310) 786-1600
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                 ---------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ----

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the fiscal year ending December 31, 1996 were approximately $26,853,000

     As of April 1, 1997, the aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $7,895,706 based upon the average closing bid and asked price of such stock on such date.

     Transitional Small Business Disclosure format: Yes   No  X
                                                       ---   ---

                Shares outstanding as of April 1, 1997: 5,523,766
                                                       -----------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer's definitive proxy statement for its 1996 annual meeting of shareholders to be filed pursuant to Regulation 14A not later than 120 days after the end of the issuer's fiscal year (December 31) are incorporated by reference in Part III, Items 9, 10, 11 and 12 of this Form 10-KSB.

================================================================================

                                     PART I

ITEM 1.           BUSINESS

GENERAL

     Dove Entertainment, Inc. ("Dove" or the "Company") is one of the leading independent producers (i.e., unaffiliated with any single book publisher) of audio books in the United States. The Company currently produces and distributes approximately 100 to 120 new titles annually and has built a library of over 1,200 titles since commencing business in 1985 as one of the pioneers of the audio book industry. The Company is also engaged in the publication of printed books under the Dove imprint and the development and production of movies-for-television, television mini-series, videos and, to a limited extent, feature films. During the second quarter of 1995, the Company formed a wholly-owned subsidiary, Dove International, Inc. ("Dove International") to engage in domestic distribution of theatrical films and to act as foreign sales agent for the international distribution of theatrical films. In January 1996 Dove International entered into a multi-year agreement with Paramount Home Video for the exclusive video distribution rights to the Company's titles in the United States and Canada. In April 1996 Dove established Dove Four Point, Inc., a wholly-owned subsidiary ("Dove Four Point"), and acquired Four Point Entertainment, Inc. ("Four Point"), to engage in the development and production of various television programming.

     The Company's audio books generally consist of audio recordings of abridged and unabridged versions of books that have had or are expected to have commercial success or that the Company believes to have literary merit, or original material specially adapted for the audio book format, read by celebrity actors or the authors themselves. In 1996, the Company received four Grammy nominations, and was awarded the Grammy for best spoken-word comedy category for Al Franken's "Rush Limbaugh is a Big Fat Idiot and Other Observations." The Company maintains ongoing relationships with many well-known authors, including Sidney Sheldon, Phillip Roth, Amy Tan, Jack Higgins, Erich Segal, Lillian Jackson Braun and Stephen Hawkings, and celebrity readers, including Meryl Streep, Tom Cruise, Jamie Lee Curtis, Paul Scofield, Gregory Peck and Joanne Woodward. In July 1995, the Company entered into an agreement with Stephen King to sell, license and distribute seven of his best-selling titles in Spanish world-wide. In 1996, the Company began the distribution of such products. The Company's audio books range from best-selling fiction and non-fiction to movie tie-in audios, classics, humor, children's audio and foreign language product. The Company generally produces its own masters for its audio book products, the majority of which are recorded at the Company's own recording studio located at its principal offices, under the supervision of Company Executive Vice President, actress Deborah Raffin.

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

     The Company's printed book operations, which were commenced in 1994, include the 1994 New York Times No. 1 bestseller "Nicole Brown Simpson: The Private Diary of a Life Interrupted" (a biography of Nicole Brown Simpson written by Faye Resnick) (the "Simpson Book"), and include the follow-up book by Ms. Resnick, "Shattered." The Company's book catalog of upcoming publications includes "Worse Than He Says He Is" by Anicka Rodman, "Sins of the Mother" by Cheryl Saban, "False Prophets" by Dale and Connie Jakes, and various tie-in publications to the Company's upcoming Oscar Wilde film. Dove Kids will be releasing Larry and Chaia King's "Daddy Day, Daughter Day," Julia Spencer Moutran's "Punxutawney Phil" and "Only One," "The Big Galoot" by Shadoe Stevens and Marva Collins' "Grandma, What is Learning?" In January 1996, the Company again published a New York Times bestseller, "You'll Never Make Love In This Town Again." Other notable books published during 1996 included Larry Flynt's "An Unseemly Man," Richard Hack's "When Money is King," "White Flame" by James Grady, "Red Mercury" by Max Barclay, Marva Collins' "Values," and two Mark McCormack business books, "On Managing" and "On Selling." Dove Kids, a new children's imprint, launched its first full season of books in fall 1996 led by Cheryl Ladd's "The Adventures of Little Nettie Windship," Eric Idle's "Quite Remarkable Adventures of The Owl and The Pussycat," and "Megan's Two Houses" by Erica Jong.

     The theatrical feature film "Wilde," about the life of Oscar Wilde, starring Vanessa Redgrave and Stephen Fry, has completed principal photography and is currently in post-production. The Company is currently looking for such film to be released in the third or fourth quarter of 1997. The Company's television and theatrical films include the theatrical release "Morning Glory"
(1993) and the television movie "Home Song" (1996), based on novels written by LaVyrle Spencer, and the television movies "Memories of Midnight" (1991) and "Sands of Time" (1992), based on novels written by Sidney Sheldon. In addition, the Company has been previously involved in the production of three other movies, "Windmill Of The Gods," "Night Of The Fox," and "Touched By Love." The Company generally seeks to limit its financial risk in the production of long-form television and feature films by presales and licensing to third parties. The Company also has commenced operations involving production of projects for initial release in video format, including children's and business videos and a video documentary based on the Company's book "You'll Never Make Love In This Town Again."

     In July 1995, the Company, through its newly-formed subsidiary, Dove International, acquired certain rights with respect to 48 films in the Skouras Pictures, Inc. ("Skouras Pictures") library (plus the Unapix films) in consideration of a cash advance of $750,000. The Company is distributing these films and any net profits (after the Company's recoupment of the advance and subsequent distribution costs) which will be allocated and paid 50% to the Company and 50% to Skouras Pictures. As of April 10, 1997, Dove International had acquired twelve new titles, up to five of which will be released theatrically on a limited basis and seven will be direct-to-video through the Company's agreement with Paramount Home Video.

     In April 1996, the Company acquired Four Point, through merger with and into Dove Four Point, for consideration of $2.5 million in cash and 427,273 shares of Dove common stock, par value $.01 per share (the "Common Stock"), with an earn-out provision of up to an additional 163,636 shares of Common Stock. Dove Four Point develops and produces various forms of television programming, including pilots, series, telefilms, mini-series, talk shows, game shows and infomercials for network, cable and syndicated markets. In addition, Dove Four Point owns and operates post-production and edit facilities for its own and third-party programming.

     Since it was incorporated in California in 1985, the Company has predominantly operated as a publisher of audio books and has only completed the production of seven films to date. In addition, the Company has only recently engaged in significant efforts in the printed book publishing and theatrical distribution businesses. There can be no assurance that the Company's efforts at diversification will be successful.

FORWARD LOOKING STATEMENTS

     Except for the historical information contained herein, certain of the matters discussed in this annual report are "forward-looking statements" as defined in Section 21E of the Exchange Act which involve certain risks and uncertainties which could cause actual results to differ materially from those discussed herein. Such risks and uncertainties include, but are not limited to, limited profitability of the Company; uncertainty as to future operating results; certain risks relating to the Four Point acquisition; growth and acquisition risks; certain risks relating to the entertainment industry; dependence on a limited number of projects; possible need for additional financing; liquidity; returns and remainder sales in the publishing industry -- potential effect on results of operation and financial condition; potential for liability claims; limited experience in book publishing and film distribution; dependence on certain outlets for publishing product; competition; variability of quarterly results; nature of accounting principles applicable to the entertainment industry; key personnel; control by management; foreign market risks; government regulation; absence of dividends; authorization of preferred stock; outstanding options and warrants and shares eligible for future sale. See the relevant discussions elsewhere herein, in the Company's registration statement on Form S-3 (Registration No. 333-6059) and in the Company's periodic reports and other documents filed with the Securities and Exchange Commission for further discussions of these and other risks and uncertainties applicable to the Company and its business.

STRATEGY

     Dove's principal business strategies are to: (i) expand its library of audio books by acquiring and/or producing new titles licensed from established authors or classic literature in the public domain, (ii) increase distribution of its audio book library through outlets (such as record stores and video stores), direct marketing, distribution of foreign-language audio books in the United States and abroad and international sales, (iii) continue to diversify its operations through the production and distribution of videos, television movies and mini-series, and expanding publication of printed books, (iv) establish and/or expand new or complementary areas such as audio books on compact disc ("CD"), interactive CD-ROM and musical recordings and (v) expand the Company's film library through acquisitions and internal growth.

     The Company has focused its audio book development efforts on assembling a group of best-selling authors as source material for its audio books. The Company seeks to establish and expand its library of audio book titles by establishing long-term relationships directly with book authors. The Company believes that these types of arrangements are attractive to authors because the Company is willing to give authors a significant amount of input and, in many cases, control over the finished product. The Company plans to continue to expand its audio book library by licensing new titles from book authors, by publishing in audio formats classic literature in the public domain, through strategic acquisitions of audio libraries printed book backlists currently owned by others and through strategic relationships, such as that established with the Reader's Digest Agreement.

     The Company continues to seek ways to enhance its customer base by establishing new products complementary to its audio book operations, including high-end language and business products, in response to the changing demands of its customers. The Company has also attempted to expand its customer base and the demographic appeal of its audio book products. Towards such end, the Company has increased foreign distribution (including licensing of foreign distribution rights to third parties) of its English language products and domestic and foreign distribution of foreign-language versions of its titles.

     To complement its audio book operations, the Company has increased significantly its publication of printed books. The Company's current schedule is to publish up to 60 adult and 15 children's books in 1997. In addition, the Company intends to continue to diversify its operations through its film production and distribution operations. Subject to appropriate opportunities becoming available to the Company, the Company will look to enter into production and development deals with established exhibitors and television networks through arrangements which seek to minimize risk of the Company's investment in such productions.

     The Company believes that its broad strategy of diversity in development for television programming has allowed Dove Four Point to take advantage of sales opportunities in emerging markets such as cable, while continuing to service lucrative mainstream distribution channels in network and syndication, allowing Dove Four Point to stay in production throughout the year. Dove Four Point has taken other steps which it believes should lead to sales success and at the same time minimize its risk, such as aligning itself with a broad-based communications company to cover the cost of development, and partnering with popular actors whose names may bring value to a project. Dove Four Point plans to try to expand on its expertise from previous projects, including, for example, in alternative sports programming, and to continue to utilize its existence as a vertically integrated production company.

     The Company considers and from time to time exploits other activities in various entertainment fields that complement or enhance its current operations, such as the production of records or videos. The Company from time to time also considers the acquisition of businesses complementary to its current operations. Along with its acquisition of Four Point, the Company has from time to time entered into discussions or submitted bids to acquire other companies in related entertainment fields and film libraries.

     The Company's business is dependent on its ability to acquire rights to use new audio and/or printed book and film properties that will have broad market appeal. To the extent the Company is unable effectively to identify, acquire and exploit products and concepts that will achieve commercial success, or if the Company is unable to identify, acquire and exploit rights to the works of new popular authors and to obtain the services of popular readers, the Company's operating results will be adversely affected. Furthermore, if the Company is unable to renew contracts with current authors or enter into contracts with new authors, in either case on acceptable terms, or if there are shifts in consumer tastes or in the popularity of the Company's current or new authors, the Company's operating results also may be adversely affected. Ultimately, the future success of the Company's film and other operations will depend on the ability of the Company to exploit successfully existing opportunities and to establish new sources of product. There is no assurance that the Company will be able to maintain or expand its sources of film and other product.

BOOKS ON AUDIO

     INDUSTRY OVERVIEW

     "Audio books" consist of audio recordings of literary or other works read by one or more persons. Historically, audio books have been sold in traditional book stores. However, audio books are increasingly being sold through book clubs such as Columbia House and Audio Book Club. Retail outlets specializing in audio books are also expanding rapidly. The Company believes that the market for audio books is increasing due to a number of trends, including increased demand by readers and writers for unabridged versions of titles, movie tie-ins, expansion into the CD format, the increasing popularity of original audio material not derived from previously published printed materials and demand by consumers for audio recordings of particular readers (as opposed to particular titles).

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

     DOVE AUDIO BOOK OPERATIONS

     The Company believes it is one of the leading independent (i.e. not affiliated with any major publisher) producers of abridged and unabridged books on audio with approximately 1,200 titles in its audio book library currently offered for sale. The Company currently releases approximately 100 to 120 audio book titles each year. The Company, which was founded by Michael Viner and Deborah Raffin in conjunction with Sidney Sheldon in 1985, was one of the early pioneers in audio books and one of the first to have best-selling authors such as Amy Tan, Sidney Sheldon and Robert Waller read their own works. The Company's products historically have included numerous New York Times and Publishers Weekly best selling books. The fastest growth areas for the Company in recent periods have been business, children's and best selling authors. The Company is also expanding its library to include Spanish and other foreign language versions of its titles. The Company is engaged in the simultaneous sale of abridged, unabridged and foreign language translation versions of its audio books. The Company's audio products represent virtually all categories of books. Although historically the Company has published audio books primarily on cassette tape, the Company is also publishing selected new and existing titles in CD format.

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

     Dove uses a large array of high visibility star talent for its recordings. Books are read by celebrity readers or, in some cases, by the authors themselves. By virtue of its Los Angeles base, the Company believes it has a significant advantage in gaining access to highly recognizable celebrity reading talent. The Company seeks to maintain ongoing relationships with popular readers which typically have been established in large part by Deborah Raffin by virtue of her status as an accomplished actress and Michael Viner through his relationships in the entertainment industry. Readers are typically compensated on a flat-fee basis, though readers may also be compensated on a royalty basis.

     In March 1995, the Company entered into the Reader's Digest Agreement pursuant to which the Company granted to Reader's Digest certain non-retail distribution rights (including, direct mail marketing) to the Company's audio books, including the Company's existing audio library, on an exclusive world-wide basis. In addition, the Company will be permitted to create new audio titles under the Reader's Digest label and to publish works in Reader's Digest printed book library as audio books under the Dove and/or Reader's Digest label, in each case with Reader's Digest's prior written consent on a title-by-title basis. The Reader's Digest Agreement expires in December, 1998.

     In August 1994, the Company entered into an agreement with Mark
McCormack (author of "What They Don't Teach You at Harvard Business School") pursuant to which the Company has the option to release audio tapes of five of Mr. McCormack's future books. In June 1994, the Company acquired an audio catalog from Prentice-Hall, Inc. consisting of 18 business titles. The Company also has acquired the rights to a library of several titles read by Orson Welles, and has published in audio format a compilation of blessings read by His Holiness Pope John Paul II. In July 1995, the Company entered into an agreement with Stephen King to sell, license and distribute seven of his best-selling titles in Spanish world-wide. The titles covered by such agreement are "Misery," "Dolores Claiborne," "Gerald's Game," "Langoliers," "Secret Window," "Library Policeman" and "Sundog."

     Approximately 23% of physical audio inventory was supplied in fiscal 1996 by one manufacturer. However, the Company currently employs two manufacturers and so is not dependent on any one manufacturer as its sole source of physical product; the Company believes it would have access to alternate sources at competitive prices and quality in the event that the Company were to lose the services of any manufacturer.

AUDIO LIBRARY

     Dove has been able to develop a library of audio books of notable multi-book authors such as Sidney Sheldon, Amy Tan, Robert James Waller, LaVyrle Spencer and Jack Higgins. The Company's audio book library as of April 1, 1997 includes the following titles:

     AUTHOR                            TITLE                                READER(S)
     ------                            -----                                ---------
Sidney Sheldon                Nothing Lasts Forever               Sidney Sheldon and Candy Clark
                              The Stars Shine Down                Sidney Sheldon
                              Windmills of the Gods               Lee Remick
                              The Naked Face                      Roger Moore
                              Master of the Game                  Roddy McDowall
                              The Stars Shine Down                Roddy McDowall
                              Morning, Noon & Night               Kirk Douglas
Robert James Waller           Bridges of Madison County           Robert James Waller
                              Slow Waltz in Cedar Bend            Robert James Waller
Lilian Jackson Braun          The Cat Who Said Cheese             Mason Adams
                              The Cat Who Tailed The Thief        Mason Adams
Jack Higgins                  Angel of Death                      Patrick Macnee
                              Thunder Point                       Roger Moore
                              President's Daughter                Patrick Macnee
Amy Tan                       The Joy Luck Club                   Amy Tan
                              The Kitchen God's Wife              Amy Tan
                              The Hundred Secret Senses           Amy Tan
LaVyrle Spencer               Home Song                           David Dukes
                              That Camden Summer                  David Dukes
                              Small Town Girl                     LaVyrle Spencer and
                                                                  Melissa Manchester
Erich Segal                   Prizes                              Ken Howard
Larry Collins                 Black Eagles                        Burt Reynolds
John Gardner                  Cold Fall                           Christopher Cazenove
Robert Parker                 Small Vices                         Burt Reynolds

     As of April 1, 1997 the Company has also produced the following audio book anthologies:

     -   The American West In Fiction
     -   Best of Science Fiction & Fantasy
     -   The Orson Welles Library
     -   Murder For Love
     -   A Valentine
     - I Will Sing Life (a charity presentation featuring the voices of Dustin Hoffman, Tom Cruise, Sidney Poitier, Robin Williams and Whoopi Goldberg).

     The Company also has produced humorous audio books of the works of the following individuals, in many cases read by the author:


Art Buchwald                  Daniel Pinkwater
Dave Barry                    Andy Rooney
George Burns                  Jonathan Winters
Garrison Keillor              Bill Geist
Bailey White                  Al Franken

     The Company has published audio books by the following additional authors:

James Belasco                 Lilian Jackson Braun
Terry Brooks                  Carol Higgins Clark
Helen Gurley Brown            Gabriel Byrne
Raymond Chandler              Mary Higgins Clark
Jenny Craig                   Edward de Bono
Alan Dershowitz               Peter Drucker
Ken Follett                   Stephen Jay Gould
Kelsey Grammer                David Haberstam
Oscar Hijuelos                Erica Jong
Elmore Leonard                Eric Lustbader
Ed McBain                     Anne McCaffrey
Robert Parker                 Sara Paretsky
Philip Roth                   Susan Sontag
Robert Ludlum                 Tom Robbins
Donald Westlake               Douglas Adams
Andrew Greeley                Dale Brown
Walter Mosley                 Sandra Brown

     MOVIE TIE-IN AUDIOS. Movie tie-in audio books involve adaptations of popular feature films, edited versions of movie soundtracks, cross-promotion via concurrent release, or a combination of the foregoing. Movie tie-in audio books continue to be a solid area for new products in the audio industry. As of April 1, 1997, the Company has produced or is currently producing audio books having ties to each of the following motion pictures:

John Hughes, Miracle on 34th Street         Little Women starring Winona Ryder
Nell                                        Scarlett Letter
Dangerous Minds                             Joy Luck Club
Indiana Jones and the Last Crusade          Buffy The Vampire Slayer
Batman                                      The Princess Bride
Dracula                                     Last of the Mohicans
Heaven & Earth                              Die Hard With a Vengeance
Jane Eyre                                   Bridges of Madison County
Far From Home: The Adventures of            Men in Black
  Yellow Dog                                Wilde
Emma

     PUBLIC DOMAIN AUDIOS. The Company is developing a library of audio publications derived from public-domain product. Public-domain titles do not require contracts to acquire publication rights or the payment of royalties. Such product line attempts to integrate appealing cover art, well-known readers and high-quality recording and box design. The Company currently supports this product line by aggressive pricing and marketing and intends to continue to do so. The Company currently aims to release approximately two classic books on audio each month. In 1997, the Company is focusing on the works of, among others, Sir Walter Scott, Nathaniel Hawthorne, Jack London, Jane Austen, Washington Irving and Oscar Wilde. Audio books based on public-domain literary works published by the Company as of April 1, 1997 include the following:


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

     DOVE KIDS

     "Dove Kids" is the children's publishing and audio imprint of the Company, designed to compete with audio book publishers for a share of the growing children's market in both the educational and entertainment areas. The Company has released several titles under the Dove Kids audio imprint, including the 1996 Grammy award nominees "Treasure Island," "The Prince and the Pauper" and "The Wonderful O." Audio titles scheduled, as of April 1, 1997, to be released during 1997 include "The Wind In The Willow" performed by Terry Jones of
Monty Python fame, "Treasure Island" performed by Michael York, "The Wonderful O" performed by Melissa Manchester, and "The Hunchback of Notre Dame" performed by Julie Christie.

     Future Dove Kids Books currently in development or production include "Daddy Day, Daughter Day" by Larry and Chaia King, "The Big Galoot" by Shadoe Stevens, "Grandma, What is Learning?" By Marva Collins, "The Royal Potty Books" by Wanda Whargo, "Bear and Three Goldilockses" by Alan Katz, "Elfis" by Alan Katz and Peter Fornatale, and "Lion Sleeps Tonight" based on the lyrics from the 1961 hit song of the same name.

FOREIGN LANGUAGE AND INTERNATIONAL

     The Company has identified certain markets outside the United States which it believes may provide opportunities for sales growth and is expanding its distribution to other countries. The expansion of international activities applies not only to the Company's publishing business, but also to its television and film activities, where the exploitation of overseas markets is a key component of the Company's strategy. The Company generally seeks to acquire audio publishing rights for specific titles or groups of titles on a world-wide basis, in perpetuity. Such acquisitions enable the Company to exploit such titles in international markets .

     Dove has entered into agreements with HarperCollins, Isis, Viking Penguin and others for distribution of some of Dove's products via licensing its masters for publication in the United Kingdom. The Company is also party to an agreement with Pickwick Group Ltd. ("Pickwick") pursuant to which Pickwick will distribute and market audio books in the United Kingdom and Ireland a minimum of 300 titles from the Company's existing audio book library. Such agreement has a term ending in January 1998 with the Company having an option for a five year extension and provides for certain advances to the Company against specified royalties.

     In addition, the Company is expanding its audio book activities internationally in several languages to various countries throughout the world through distribution arrangements with third-party distributors.

PRODUCTION, SALES, MARKETING AND DISTRIBUTION

     The Company typically produces its own masters for its audio book products, a majority of which are recorded at the recording studio located at the Company's Los Angeles offices. Virtually all recordings are produced under the supervision of the Company's in house staff, headed by Deborah Raffin. Once a master is produced, the Company contracts with one of several duplication contractors who then duplicate and assemble the tapes or CD's for distribution.

     The Company designs its own product packaging to help enhance the marketability of its audio books. The Company seeks to acquire and use original book art, when available. Dove makes use of foil and other design options to try to enhance mass marketing. Dove also designs alternative packaging using multi-packs, box sets and gift box designs to present its products more effectively by making the products easier to display and increasing consumer awareness of audio books as a gift option. Dove also is using compact disc sets of its best selling audios as part of its marketing effort.

     The Company's audio books are sold, among other places, to book stores, several book clubs (including the three major book clubs), record stores and specialty audio book retail outlets. The Company currently sells to all major book retailers and distributors, including Ingram Book Company ("Ingram"), Barnes & Noble/B. Dalton and Borders/Waldenbooks. Audio books distributed by the Company to Ingram and Barnes & Noble/B. Dalton accounted for approximately 9% and 6% of the Company's net publishing revenues in fiscal 1996, respectively. While the Company does not believe there is any significant risk of losing any of these bookstore chains as outlets for its product, the level of the Company's sales of audio books through these and other outlets significantly depends on the amount of product ordered thereby and shelf space allocated to such products as to which there is no assurance. Dove also sells to rack jobbers and is represented in all major wholesale clubs, including Sam's Club, Price/Costco and BJ's Wholesale Club. The Company has identified video stores, mass merchandisers and music stores as areas of potential expansion and growth.

     Sales to retail and other outlets are effected through a combination of Dove's own sales force and third party distributors. Dove established its audio book sales operation in 1989 and has historically independently sold audio books primarily to book stores, retail chains and record and specialty stores. At present, the Company has an internal sales and marketing force of five persons.

     In January 1995, the Company entered into an agreement with Penguin USA, Inc. ("Penguin") pursuant to which Penguin began serving as the Company's exclusive United States outside distributor of audio and printed book products (other than certain non-retail and remainder sales, as defined below). Under such agreement, Penguin is responsible for, among other things, order solicitation, order entry, invoicing, customer service, warehousing, handling and fulfillment of orders and for receiving returns; and the Company is responsible for marketing, promotion, publicity and advertising. Under such agreement, Penguin, which is compensated on the basis of a percentage of sales and reimbursed for certain shipping and other expenses, is also responsible for billing, collections and for the issuance of credit to customers. Such agreement provides that Penguin advances revenues to the Company within sixty days of shipment of book product, net of a contractually-established reserve.

     In March 1995, the Company entered into the Reader's Digest Agreement pursuant to which the Company granted to Reader's Digest certain non-retail distribution rights (including, direct mail marketing) to the Company's audio books, including the Company's existing audio library, on an exclusive world-wide basis. In addition, the Company will be permitted to create new audio titles under the Reader's Digest label and to publish works in Reader's Digest's printed book library in audio format under the Dove and/or Reader's Digest label, in each case with Reader's Digest's prior written consent on a title-by-title basis. The Reader's Digest Agreement expires in December, 1998. Sales through Reader's Digest will be fulfilled through Penguin.

     Substantially all of the Company's sales of audio book products are and will continue to be subject to potential return by distributors and retailers if not sold thereby to the public. Historically, the Company has experienced significant returns and, consistent with an industry trend, experienced an increased level of returns during 1996. There is no assurance that the Company will not again experience materially higher future returns than its historical return experience. In addition, the Company from time to time makes price concessions or allowances or grant credits to distributors or retailers in order to minimize returns, and such concessions and allowances may adversely affect the Company's operating results.

     Certain of the Company's revenues are derived from sales at discount prices of excess inventory of audio and printed books, including returned audio book product, effected through warehouse, outlet and other stores ("remainder sales.") Such sales produce net revenues for the Company on a per-unit basis that typically have not exceeded the Company's per-unit costs on a fully-costed basis. The availability of remainder product at discount prices also may have the collateral effect of reducing sales of audio books at full price, and thereby could adversely affect the Company's operating results.

     The Company advertises its products in various publishing trade publications. The Company also occasionally advertises its products through various print and television media.

PRINTED BOOK PUBLISHING

     As part of establishing its library of approximately 60 printed book titles, the Company has been a leader in publishing books involving participants involved in several national interest murder trials: The O.J. Simpson case (including the Simpson Book written by Faye Resnick; and the first book written by an excused juror - "The Private Diary of an O.J. Juror: Behind the Scenes of the Trial of the Century," written by Michael Knox); and the Menendez brothers' trial ("The Private Diary of Lyle Menendez: In His Own Words" as told to Norma Novelli). The Company had produced another New York Times bestseller in 1996 with the release of "You'll Never Make Love In This Town Again." The Company also published the follow-up book by Ms. Resnick entitled "Shattered." In addition, the Company published notable books in 1996 such as the New York Times bestseller "Dreams Into Action" by Milton Katselas, Larry Flynt's "An Unseemly Man" and Richard Hack's "When Money is King."

     The Company's book catalog of scheduled upcoming publications includes Anicka Rodman's "Worse Than He Says He Is," Cheryl Saban's "Sins of the Mother," "False Prophets" by Dale and Connie Jakes, and Joe Eszterhas' screenplay of "An Alan Smithee Film."

     Dove Kids launched its children's publishing program in Fall 1996 led by Cheryl Ladd's "The Adventures of Little Nettie Windship," Eric Idle's "Owl and The Pussycat" and Sidney and Mary Sheldon's "The Adventures of Drippy the Runaway Raindrop." It is currently anticipated that Dove Kids will publish roughly 15 books in 1997, including Larry and Chaia King's "Daddy Day, Daughter Day," "The Big Galoot" by Shadoe Stevens, "Grandma, What is Learning?" by Marva Collins and "Bear and the Three Goldilockses" by Alan Katz.

FILM AND TELEVISION PRODUCTION

     The Company from time to time has developed and produced films and mini-series made for television. The Company's strategy is to develop and produce films and mini-series substantially financed by third parties through presale contracts with United States television networks, foreign distributors and other sources and through co-production arrangements. Although the Company enters into such arrangements, there is no assurance that the Company's funding of such productions will not be at risk including the possibility that third-party financing will not ultimately be paid when required and that the Company may have to fund any short fall, which funding may not be available. The Company's films are and will continue to be distributed primarily by third parties, but, in certain circumstances, the Company may undertake limited distribution or co-distribution activities for films it produces or acquires.

     The theatrical feature film "Wilde," about the life of Oscar Wilde, starring Vanessa Redgrave and Stephen Fry, has completed principal photography and is currently in post-production. The Company is currently considering and reviewing various offers in connection with the domestic United States and Canada (excluding French speaking Canada) release of such film, as to which rights the Company still retains. The Company is currently looking for such film to be released in the third or fourth quarter of 1997. Dove has completed three productions of Sidney Sheldon novels for television with stars such as Jaclyn Smith, Omar Sharif and Jane Seymour; a Jack Higgins mini-series starring Michael York; the theatrical film "Morning Glory" starring Christopher Reeve and Deborah Raffin; and the television movies "Home Song" (aired on CBS in March 1996) and "Family Blessings." Currently Dove has a development and production deal with CBS pursuant to which the Company will develop and produce television movies or mini-series based on the novels of LaVyrle Spencer. The agreement with CBS provides for a guarantee of the Company of two production orders which the Company has fulfilled. CBS will also evaluate further projects and give production commitments to the Company for those projects which CBS wishes to license. At the time of giving the Company a production commitment, CBS agrees to pay a license fee to the Company for the rights to broadcast the project. There is no assurance that projects in development ultimately will be produced and aired or that any future projects will arise or that CBS will commit to any future projects.

     The Company has also commenced development and production of video products. Videos produced include business videos featuring Mark McCormack and James Belasco, videos for children, and a video documentary based on the Company's best selling book "You'll Never Make Love In This Town Again."

     Historically, the Company has acquired its film and other properties through relationships of Michael Viner and Deborah Raffin and through authors whose works are published by the Company in audio format. In addition, the Company's film production division to date has been largely dependent on adaptations of the novels of Sidney Sheldon and LaVyrle Spencer. Revenues relating to delivery of two television films, adapted from novels by LaVyrle Spencer, to CBS in 1996 amounted to approximately 18% of the Company's 1996 net revenue. If the works of either of these authors were lost to the Company as a source of film product or if the Company is unable to identify and acquire other sources of film product, the future success of the Company's film production operations likely would be adversely impacted.

     In April 1996, the Company significantly expanded its presence in television programming through the creation of Dove Four Point and the acquisition of Four Point. Dove Four Point develops, and produces various forms of television programming, including pilots, series, telefilms, mini-series, talk shows, game shows and infomercial for network, cable and syndicated markets. During the third and fourth quarters of 1996, Dove Four Point produced and delivered two daily one hour talk shows for the 1996/1997 television season, 65 episodes of "Scoop with Sam & Dorothy," which was distributed by ACI/Pearson TV and amounted to approximately 11% of the Company's 1996 net revenue, and 65 episodes of "The John Bradshaw Difference" for MGM Domestic Television and amounted to approximately 13% of the Company's 1996 net revenue. As of April 1, 1997 all episodes of these shows have been delivered and neither show has been renewed. Also, during the third and fourth quarters of 1996 six half-hour episodes, of a 13 episode third season order, of "Amazing America," were delivered to the Discovery Channel. In addition, the third and fourth half hour installments of "History of the Unnatural," narrated by Mark Hamill, were completed and delivered to the Learning Channel. The fifth and sixth installments are expected to be completed during the first and second quarters of 1997.

     In August 1996, Dove Four Point entered into a one year exclusive development and distribution agreement with Buena Vista Television ("BVTV"), a division of the Walt Disney Company pursuant to which BVTV has exclusive rights to certain television programming developed by Dove Four Point. Pursuant to such agreement, BVTV has begun to make payments for certain non-refundable fees, overhead and a discretionary development fund. Under a separate agreement with BVTV, Dove Four Point produced a pilot for the game show "Make Me Laugh" during the third quarter of 1996. The cable network Comedy Central has ordered 65 half hour episodes which began production during the first quarter of 1997. Dove Four Point is developing a two hour movie of the week for ABC titled "Unwed Father", starring Brian Austin Greene, scheduled to begin filming during the second quarter of 1997. A license fee for the domestic broadcast rights will cover a substantial portion of the production costs, with Four Point retaining rights to foreign territories. Dove Four Point is currently developing a two hour telefilm (which is expected to be used as a pilot for a possible dramatic series) "Futuresport," starring Wesley Snipes, with Mr. Snipes' production company Amen-Ra Productions in conjunction with ABC. ABC is committed to pay at least a minimum amount in connection with such project. Dove Four Point is currently developing a competitive game to be featured at the MGM Grand Hotel in Las Vegas and scheduled to be televised on a weekly basis on a weekend television sports program based on the motion picture "Rollerball." Dove Four Point has other television programming in development. There is no assurance that any programming in development or scheduled for production will be completed, or if completed, that the delivery terms will not be modified or that any such programming will be financially successful.

     The Company's film and television operations are dependent on a limited number of film and television projects. There is no assurance the Company will have any film projects or any significant revenues from film or television projects in any given quarterly or annual period.

FILM LIBRARY AND DISTRIBUTION

     In conjunction with the formation of its new distribution subsidiary, Dove International, the Company completed the purchase of certain rights to 48 films from the Skouras Pictures library. Motion pictures acquired from Skouras Pictures, now in the Company's film library, includes stars such as F. Murray Abraham, Dyan Cannon, Ben Cross, Bruce Dern, Peter Gallagher, Jon Heard, Anthony Hopkins, Kris Kristofferson, Sam Neill, Natasha Richardson, Martin Sheen, Talisa Soto, George Takai and Shannon Tweed. The library includes certain distribution rights to "My Life As A Dog," which received several "Best Foreign Film" awards in 1987, and more recent films such as "A Boy Called Hate" and "Watch It."

     Dove International has been seeking to acquire independent films primarily for television and home video distribution throughout the world. The Company has a two year exclusive video output arrangement with Paramount Pictures wherein Paramount Pictures will market and distribute Dove products under the Dove Home Video label.

COMPETITION

     The audio book business is becoming increasingly competitive. Many major publishing houses now have audio book operations, and the Company anticipates increased competition in the future from major record companies. Most of the competitors of the Company have substantially greater financial, personnel, technological, marketing and other resources than the Company. The cost of obtaining audio publishing rights from popular authors is escalating and, in certain cases, obtaining such rights is or may become beyond the Company's capital resources. The Company expects this trend to continue. As a result of this trend, it may become more difficult to acquire rights to "blockbuster" works by authors with past successes. The capitalization and financial resources of publishing houses enable such entities to expend considerably greater amounts to obtain the rights to such works than the Company is able to expend given its resources. In addition, major publishing houses may have the ability to require authors to include audio rights in any publishing deal with such publishers. Such ability may preclude Dove and other audio book publishers from having the opportunity to publish in audio format the works of such authors. In addition, increased competition within the audio book industry could result in greater price competition in the sale of audio books. Reductions in prices of audio books, as a result of competition or otherwise, will adversely affect the Company's margins. There is no assurance that the Company will be able to compete successfully with major publishing houses and other competitors in the future.

     Competition in the television and motion picture industry is extremely intense. The Company competes with the major motion picture studios, numerous independent producers of television programming and feature films and the major United States networks for the services of actors, other creative and technical personnel and creative material. Most of the Company's principal competitors have greater financial, distribution, technical and creative resources than the Company. There is no assurance that the Company will be able to continue to compete in the various businesses in which it operates.

EMPLOYEES; LABOR RELATIONS

     At April 10, 1997, the Company had 58 employees. On occasion, the Company employs temporary workers on a short-term basis to meet particular clerical and other needs. The Company believes employee relations are satisfactory.

     In the film production segment, in accordance with industry practice, the Company meets a substantial part of its personnel needs by retaining temporary employees, directors, actors, technicians and other specialized personnel on a per-production, weekly or per-diem basis.

GOVERNMENT REGULATION

     In a decision released September 6, 1995, the Federal Communications Commission ("FCC") repealed its financial interest and syndication rules effective as of September 21, 1995. Those FCC rules, which were adopted in 1970 to limit television network control over television programming and thereby foster the development of diverse programming sources, had restricted the ability of the three established major United States networks (i.e. ABC, CBS and NBC), to own and syndicate television programming. The impact of the repeal of the FCC's financial interest and syndication rules on the Company's operations cannot be predicted at the present time, although it is expected that there will be an increase in in-house productions of television programming for the networks' own use. It is possible that this change will have a negative impact on the Company's business. Additionally, in international markets, the Company may be subject to local content and quota requirements which effectively prohibit or limit access to particular markets.

     In a decision released September 1, 1995, the FCC repealed the Prime Time Access Rule, effective August 30, 1996. The Prime Time Access Rule generally prohibited network-affiliated television stations in the top 50 television markets from broadcasting more than three hours of network programs, or programs previously aired on a network during the four prime time viewing hours (i.e., 7:00 p.m. - 11:00 p.m. Eastern and Pacific times, and 6:00 p.m. - 10:00 p.m. Central and Mountain times). Due to the Prime Time Access Rule, network-affiliated television stations often acquire a certain amount of programming (typically including game shows) for exhibition during the prime time access period from independent television producers and syndicators. While the Company's sale of syndicated programming during prime time is primarily to independent television stations rather than to network-affiliated stations, it is possible that the repeal of the Prime Time Access Rule may constrict the market for the Company's television programming product and that the Company might be subject to increased market competition.

     On February 1, 1996, Congress passed the Telecommunications Act of 1996 ("the 1996 Act"), and President Clinton signed it into law on February 8, 1996. The 1996 Act is the first comprehensive re-write of the Communications Act of 1934, as amended ("the 1934 Act") and dramatically changed the ground rules for competition and regulation in virtually all sectors of the telecommunications industry, from local and long-distance telephone services, to broadcasting, cable television, and equipment manufacturing. The 1996 Act eliminates many entry barriers to the telecommunications business, relaxes concentration and merger rules, and delegates authority for implementing the Act to the FCC.

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

     Under the 1996 Act, manufacturers of television set equipment will be required to equip all new television receivers with a so-called "V-Chip" which would allow for parental blocking of violent, sexually-explicit or indecent programming based on a rating for any given program that would be broadcast along with the program. Unless the television industry establishes a voluntary ratings system by February 1998, the FCC is directed by the 1996 Act to develop a ratings system based upon the recommendations of an advisory committee selected by the FCC. A coalition of various segments of the entertainment industry introduced its proposed ratings guidelines in December 1996. The FCC and other regulatory and governmental agencies have these suggested ratings guidelines under review.

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

ITEM 2.  PROPERTIES

     During 1996 the Company purchased an office building and two residential houses which are currently used for storage (and the underlying land) (collectively, the "Property") in West Hollywood, California for $2,500,000. The purchase price was paid $600,000 in cash and $1,900,000 pursuant to a seller carryback note, payable to the seller, the Writers' Guild of America, West, Inc. (the "Guild"). In April 1996 the Company refinanced the $1,900,000 note to the Guild with a new loan from a bank which loan is secured by a deed of trust on the Property and bears interest at a fixed rate of 8% per annum. The loan matures in April 2001 and provides for a 20-year monthly amortization payment rate with a balloon payment at maturity. The office building contains approximately 22,000 square feet, and the two residential houses contain 1,463 and 1,105 square feet, respectively. The Company leased the office building back to the Guild through February 15, 1996, by which date the Guild had vacated the Property. The Company moved its corporate headquarters to the new site in April 1996. In connection with the acquisition of the Property, the Company made improvements to the Property of approximately $220,000. Additionally, the Company anticipates making additional improvements of approximately $375,000 to relocate its video post production and audio recording facilities to the Property. The Company at present anticipates that, subject to its expansion plans, it will continue to also occupy the office space it is currently leasing. The Company's lease obligation with respect to leased office space is secured by a $15,000 letter of credit. The annual rent for such lease is $250,000. The minimum future noncancelable lease expense under the lease is approximately $250,000 annually for the years 1995 through 1998 inclusive. The lease is subject to annual rent escalations and the pass-through of costs. The Company will continue to review its need for additional office space based upon, among other things, the outcome of its expansion plans.

ITEM 3.  LEGAL PROCEEDINGS

     In August 1993, the trial court confirmed an arbitration award in favor of the Company, Michael Viner and Jerry Leider and against Steven Stern and Sharmhill Productions in the approximate amount of $4.5 million (plus interest accruing thereon from September 1992 and attorney's fees) relating to the film "Morning Glory." In March 1995, defendants appealed the judgment to the California Court of Appeals. In June 1995, the Court of Appeals affirmed the judgment, and that judgment is now final. In a related matter, the Company sought to restore certain fraudulent conveyances that Mr. Stern had made. In August 1995, Mr. Stern filed for bankruptcy protection. The United States Trustee is pursuing the fraudulent conveyance action on behalf of the bankruptcy estate, of which the Company comprises approximately 80%, and the Company, Mr. Viner and Mr. Leider are separately pursuing their own adversary proceeding for conspiracy against Mr. Stern and others in the bankruptcy case. The Company is also objecting to Mr. Stern's discharge in bankruptcy. There is no assurance that the Company will ultimately prevail, or as to if, when or in what amount the Company will be able to recover the amount of the original judgment in its favor.

     In February 1996, the Company was served with a complaint in an action entitled Robert H. Tourtelot v. Dove Audio, Inc. etc. et al (Los Angeles Superior Court Case No. SC040739) (the "Tourtelot Action.") Mr. Tourtelot seeks in excess of a million dollars in damages claiming that he had an oral agreement with the Company to write a book that the Company would publish. Mr. Tourtelot alleged causes of action for breach of oral contract, fraud, suppression, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, infringement of common law copyright, conversion, conspiracy and accounting. The Company successfully removed the action to the United States District Court for the Central District of California, and successfully moved to have the claims for infringement of common law copyright, breach of fiduciary duty, conversion, conspiracy and accounting dismissed. The Tourtelot Action was then remanded to the Los Angeles Superior Court, where the Company successfully demurred to all of the remaining causes of action. Mr. Tourtelot was, however, granted leave to amend to attempt to state a cause of action, which he has done. While the Commpany believes that Mr. Tourtelot's amended complaint is still defective and intends to again demurrer thereto, and that, in any event, it has good and meritorious defenses to Mr. Tourtelot's claims, there can be no assurance that the Company will prevail in the action.

     In March 1996, the Company was served with a complaint in an action entitled Alexandra D. Datig v. Dove Audio, et al (Los Angeles Superior Court Case No. BC145501) (the "Datig Action"). The Datig Action was brought by a contributor to, and relates to, the book "You'll Never Make Love In This Town Again." The Datig complaint sought in excess of a million dollars in monetary damages. In October 1996, the Company obtained a judgment of dismissal of the entire Datig Action, which judgment also awarded the Company its attorney's fees and costs in defending the matter. Thereafter, the Company sued Mr. Datig for malicious prosecution. Datig, however, has appealed that judgment, thereby staying the malicious prosecution action. While the Company believes that it will prevail on the appeal, there is no assurance that the Company will in fact be successful.

     In June 1996, the Company was served with a complaint in an action entitled Shukri Ghalayini v. Dove etc. et al (Los Angeles Superior Court Case No. BC152129) (the "Ghalayini Action.") The complaint alleges among other things,:
(i) breach of employment contract against Four Point due to termination of Mr. Ghalayini's employment without good cause, adequate notice or opportunity to cure any alleged breaches and (ii) fraud in that defendants allegedly never intended to honor the terms of the employment agreement. The complaint seeks damages under the employment agreement of not less than $900,000, loss of future earnings estimated at $20,000,000, and damage to his reputation, mental and emotional distress, punitive damages and attorney's fees.

     On the same day, the Company filed an action against Ghalayini in the Los Angeles Superior Court alleging, among other things, that (i) Ghalayini breached his fiduciary duty to the company by diverting corporate assets to pay his personal expenses, (ii) that in order to induce the Company into closing the Four Point acquisition, Mr. Ghalayini made false representations, including misrepresenting the tangible shareholder's equity of Four Point as of the closing, diverted production and other funds and held checks previously drawn to pay accounts payable in order to meet a closing condition that outstanding bank debt be below a specified level, and that Mr. Ghalayini made false representations to induce Dove Four Point to enter into his employment agreement. Although the Company believes that it has good and valid claims against Mr. Ghalayini, and that it has good and meritorious defenses to his claims, there can be no assurance that it will untimately prevail in either of these two actions.

     In July 1996, the Company was served with a complaint in an action entitled Terrie Maxine Frankle and Jennie Louise Frankle v. Dove Audio (U.S. District Court, Central District of California Case No. 96-4073 RSWL) (the "Frankle Action.") The Frankles claim to be the authors of "You'll Never Make Love In This Town Again," and have alleged claims for copyright infringement and fraud. The Frankles' application for a preliminary injunction was denied because they could not demonstrate a likelihood of success on the merits of their claims. The Company believes that it has good and meritorious defenses and counterclaims against the Frankles. Nevertheless, there is no assurance that the Company will prevail.

     In January 1997, the Company was served with a complaint in an action titled Greer v. Dove (Los Angeles Superior Court Case No. BC160871) (the "Greer Action"). Ms. Greer is another contributor to the book "You'll Never Make Love In This Town Again" and has sought damages in excess of one million dollars alleging causes of action for breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, fraud, imposition of constructive trust and an accounting, recission, declaratory relief, conspiracy and unfair competition. Although the Company believes that it has good and meritorious defenses to the Greer Action, and, in fact, has a demurred to the complaint (which is still pending), there can be no assurance that the Company will untimately prevail in the action.

     The Company is a party to various other legal proceedings and claims. The Company believes that the ultimate resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company's financial position.


     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of the Company took place on November 7, 1996. At that meeting the shareholders approved the following proposals:

     1. An amendment to the Company's Articles of Incorporation to change the name of the Company to "Dove Entertainment, Inc." was approved with 4,211,244 votes for the proposal, 17,379 votes against, 200 votes abstaining and 1,900 broker non-votes;

     2. An Amendment to the Company's Bylaws to provide that the size of the Board of Directors (the "Board") (subject to vacancies from time to time) of the Company shall be not less than five (5) or more than nine (9), with the exact number of directors to be initially fixed at five (5), subject to modification from time to time, within the limits specified, by approval of the Board of Directors (the "Board"), was approved with 3,543,640 votes for the proposal, 21,470 votes against, 619,413 votes abstaining and 46,200 broker non-votes;

     3. The following persons were elected as directors of the Company at the Annual Meeting to hold office for a term of one year or until their successors have been duly elected and qualified:

            Directors Name                Votes For          Votes Withheld
            --------------                ---------          --------------

            Michael Viner                3,314,543               916,180
            Gerald Leider                3,320,314               910,409
            Deborah Raffin               3,319,743               910,980
            James Belasco                3,326,593               904,130
            Steven F. Mayer              3,369,093               861,630

     4.     An amendment to the Company's 1994 Stock Incentive Plan (the "Plan")
            (i) to increase the maximum number of shares of Common Stock which may be granted under the Plan to 750,000 shares, (ii) to impose a limit on the maximum grant of options and stock appreciation rights that can be granted to any individual under the Plan to 250,000 shares per calendar year, and (iii) to make certain other changes to the Plan in accordance with new rules enacted under Section 16 of the Securities Exchange and Section 162(m) of the Internal Revenue Code of 1986, as amended was approved with 2,537,653 votes for the proposal, 123,964 votes against, 639,638 votes abstaining and 929,468 broker non-votes;.

     5. The appointment of KPMG Peat Marwick LLP as the Company's independent accountants for the fiscal year ending December 31, 1996 was approved with 3,594,971 votes for the proposal, 16,879 votes against, and 618,823 votes abstaining.

                                     PART II

     ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          MARKET INFORMATION

     The Company's Common Stock is traded in the Nasdaq SmallCap Market under the symbol DOVE. The following table sets forth, for the periods indicated, the range of low and high bid quotations as reported by the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ"). The prices reflect inter-dealer quotations without retail mark-ups, mark-downs or commissions and may not represent actual transactions. As of April 10, 1997, there were 89 holders of record of Common Stock.

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
                 Second Quarter (through June 30, 1995)                           6 5/8        10 3/8
                 Third Quarter (through September 30, 1995)                       6 3/4         1 1/4
                 Fourth Quarter (through December 31, 1995)                       9 1/4        13 1/4

YEAR ENDED DECEMBER 31, 1996
                 First Quarter (through March 31, 1996)                           9 7/8        14 5/8
                 Second Quarter (through June 30, 1996)                           9 1/8        14 3/8
                 Third Quarter (through September 30, 1996)                       3 1/4        10
                 Fourth Quarter (through December 31, 1996)                       1 1/8         3 7/16
YEAR ENDED DECEMBER 31, 1997
                 First Quarter (through March 31, 1997)                           1 3/8         3 3/4
                 Second Quarter (through April 10, 1997)                          2 1/8         2 1/2

----------

     DIVIDENDS

     The Company has not declared or paid any cash dividends on its Common Stock and does not intend to declare any cash dividends in the foreseeable future. The Company's credit facility limits the ability of the Company to declare or pay any dividends except dividends payable solely in the Company's capital stock. The payment of dividends, if any, is within the discretion of the Board and will depend on the Company's earnings, if any, its capital requirements and financial condition and such other factors as the Board may consider. In addition, if the Company is able to negotiate a new credit facility, such facility will likely include restrictions on the Company's ability to pay dividends.

     In connection with the December 1994 Initial Public Offering ("IPO") the Company issued to Michael Viner and Deborah Raffin options to purchase 214,113 shares of its Series A Preferred Stock. The total stated value of the Series A Preferred Stock is $856,000 which accrues dividends at 8% compounded quarterly. In March 1996 the Company paid $22,000 to Mr. Viner and Ms. Raffin as payment for accrued dividends for 1995; $69,000 in Series A Preferred Stock dividends were accrued in 1996.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion and analysis below should be read in conjunction with the Financial Statements of the Company and the Notes to the Financial Statements included elsewhere in this Report.

OVERVIEW

     Dove commenced business in 1985 as one of the pioneers of the audio book industry and has become one of the leading independent producers (i.e., unaffiliated with any single book publisher) of audio books in the United States. The Company produces and distributes approximately 100 to 120 new titles annually and has built a library of over 1,200 titles. The Company is also engaged in the publication of printed books under the Dove imprint and the development and production of movies-for-television, mini-series and videos, the acquisition and distribution of feature films and the production and development of television programming through Dove Four Point.

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

     The Company's television and theatrical films have been based principally upon novels written by two authors for which the Company has published audio books. Currently, the Company has several television projects in development including a follow-up to the Dove production of "Home Song" by LaVyrle Spencer which aired on CBS. The Company generally seeks to limit its financial risk in the production of television movies and mini-series and feature films by pre-sales and licensing to third parties. The production of television and theatrical films has been sporadic over the last several years and significant variances in operating results from year-to-year and quarter-to-quarter can be expected for film revenues.

     To complement its audio book operations, the Company is increasing significantly its publication of printed books. The Company is scheduled to publish up to 75 print titles in 1997. In addition, the Company intends to continue to diversify its operations through its theatrical feature film division. Subject to appropriate opportunities becoming available to the Company, the Company plans to acquire independent films for distribution in the United States and Canada on an all rights basis (including theatrical, home video and all forms of television). The Company recently entered into a two year video output arrangement with Paramount Pictures wherein Paramount Pictures will market and distribute Dove product, meeting certain minimum acceptance criteria, under the Dove Home Video label. The Company expects to continue to expand its television program production and development activities through Dove Four Point.

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

RESULTS OF OPERATIONS

     The following table sets forth (i) publishing and film revenues and (ii) publishing, film, and selling, general and administrative expenses as a percentage of total revenues for the periods indicated:


                                                  YEARS ENDED DECEMBER 31,
                                          -----------------------------------------
                                           1994              1995            1996
                                          ------            ------           ------
REVENUES
     Publishing                               91%               98%              43%
     Television and Film                       9                 2               57
                                          ------            ------           ------
           Total                             100%              100%             100%
                                          ======            ======           ======

OPERATING EXPENSES
     Publishing                               65%               64%              42%
     Television and Film                       6                 1               44
     Selling, general &                       26                33               37
           administrative
                                          ------            ------           ------
           Total                              97%               98%             124%
                                          ======            ======           ======

YEAR ENDED DECEMBER, 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

PUBLISHING

     REVENUES. Net publishing revenues increased by $625,000 or 6% from $10,961,000 in 1995 to $11,586,000 in 1996. Of the 1996 net publishing revenue, net audio book revenue was approximately $6,810,000 and net printed book revenue was approximately $4,776,000. In 1995, net audio book revenue was approximately $8,635,000 and net printed book revenue was approximately $2,326,000. The increase in net printed book revenues was due to the expansion of the Company's publishing operations. However, the increased activity was offset by returns during the year of 52% of sales, which is above industry averages. The reduction in net audio revenues was due to a re-assessment by major customers of gross order quantities and returns to adjust their inventory carrying quantities.

"The Private Diary of Lyle Menendez" experienced return rates in 1995 which were significantly greater than the industry average. The provision for returns as a percentage of gross publishing revenue decreased from 47% in 1995 to 44% in 1996. Although the Company makes allowances and reserves for returned product, significant increases in return rates could materially and adversely impact the Company's financial condition or results of operations.

     The Company's catalog of 1997 audio releases includes "The Cat Who Tailed a Thief" by Lilian Jackson Braun, "Small Town Girl" by LaVyrle Spencer, "President's Daughter" by Jack Higgins, "Small Vices" by Robert Parker, "Twanged" by Carol Higgins Clark, "King Con" by Stephen J. Cannell, "Aztec Autumn" by Gary Jennings and "Another Dave Barry Book" by Dave Barry, and others. In the printed books business, the Company is currently developing up to 75 books for potential publication in 1997. The Company's catalog of 1997 printed book releases includes "Worse Than He Says He Is" by Anicka Rodman, "Sins of the Mother" by Cheryl Saban, "False Prophets" by Dale and Connie Jakes, along with Dove Kids' "Daddy Day, Daughter Day" by Larry and Chaia King and other books in other popular categories.

     COST OF SALES. Publishing cost of sales increased by $4,184,000 or 58% from $7,169,000 in 1995 to $11,353,000 in 1996. Publishing cost of sales as percentage of net publishing revenues increased from 65% in the year ended December 31, 1995 to 98% in the year ended December 31, 1996. The increase in cost of sales was due in part to the costs accompanying the $625,000 increase in net sales but was primarily attributable to an approximate $1,900,000 write-down in inventory and production costs as well as excess fulfillment costs consisting of: (i) inventories and production costs of approximately $600,000 relating to various titles associated with the O.J. Simpson trial which were written down in the fourth quarter as estimates from remainder sales timed for the O.J. Simpson civil trial were not realized due to diminished market interest; (ii) efforts to consummate remainder sales of excess inventory have proven more difficult than anticipated due to a general market over-supply in the remainder market and, accordingly, such inventory has been written down to revised estimates of remainder or destruction value, as appropriate, resulting in an additional write-down of $600,000; and (iii) a $500,000 inventory write-off which was taken in the second quarter of the year. Cost of sales was also impacted in 1996 by approximately $1,200,000 due to an increase in production cost amortization relative to sales due to lower than anticipated gross sales following the re-assessment by major customers of gross order quantities.

TELEVISION AND FILM

     REVENUES. Television and film revenues increased from $187,000 in 1995 to $15,267,000 in 1996. The increase was primarily attributable to the delivery of the "Home Song" television movie to CBS in the first quarter of 1996, the delivery of "Family Blessings" to CBS and ITC in the fourth quarter of 1996, distribution revenue generated by Dove International combined with the inclusion of 8 months of activity from Dove Four Point (including the activities of Dove Four Point arising from the acquisition of Four Point in April 1996) which contributed approximately $8,000,000 of revenue due primarily to the programs "Unnatural History," Amazing America," "The Bradshaw Difference," and "Scoop with Sam and Dorothy."

     COST OF SALES. Film cost of sales increased to $11,855,000 for the year ended December 31, 1996 compared to $99,000 for the year ended December 31, 1995. The increase was attributable to a significant increase in film sales in the year ended December 31, 1996 and the inclusion of 8 months of activity from Dove Four Point (including the activities of Four Point subsequent to the date of its acquisition by Dove Four Point in April 1996). Film amortization is generally incurred in proportion to the estimated revenues generated from the release or licensing of film properties.

GENERAL

     GROSS PROFIT. The Company's gross profit decreased $235,000, or 6%, from $3,880,000 in 1995 to $3,645,000 in 1996. The gross profit margin decreased from 35% in 1995 to 14% in 1996. This decrease resulted primarily from the substantial increase in Publishing Cost Of Sales discussed above and the Company's expansion of its film and television production activities which generally produce narrower margins than the Company's historical publishing margins.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses ("SG&A") include costs associated with selling, marketing and promoting the Company's products, marketing expense relating to retail purchases of certain of the Company's printed books, as well as general corporate expenses including salaries, occupancy costs, professional fees, travel and entertainment. SG&A increased by $6,375,000 or 172% from $3,696,000 in 1995 to $10,071,000 in 1996. The increase was primarily attributable to additional direct SG&A costs associated with the operations of Dove Four Point ($2,388,000 for the year) subsequent to its establishment and the acquisition of Four Point and the expansion of Dove International ($871,000 for the year, a large portion of which arose from the partial funding of overhead and sales operations of G.E.L., an outside distributor of television and film product with which the Company currently has a distribution arrangement). In addition, approximately $500,000 resulted from an increase in the provision for doubtful accounts and approximately $1,200,000 in professional fees resulting from increased activity relating to abandoned acquisition attempts, aborted attempts to raise financing and general business activity. Selling and advertising expense increased by approximately $1,400,000 primarily in connection with the Company's printed book operations due in part to marketing commitments made in connection with the securing of the underlying rights. The remaining increases were primarily due to increases in salaries resulting from increased staffing levels, occupancy costs, travel and entertainment, and depreciation of the Company's building.

     INTEREST EXPENSE. Interest expense, net increased from $22,000 in 1995 to $197,000 in 1996 due to increased debt outstanding during 1996.

YEAR ENDED DECEMBER  31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

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

FILM

     REVENUES. Film revenues decreased from $1,071,000 in 1994 to $187,000 in 1995. The decrease was attributable to the fact that the Company had no new releases in 1995 and the $187,000 in revenue was primarily related to licensing receipts from "Morning Glory." Future film revenues will depend upon the development and success of film properties, as well as the timing of the release or licensing of such properties.

     FILM AMORTIZATION. Film Amortization costs decreased from $716,000 in 1994 to $99,000 in 1995. The decrease was due to the absence of new releases in 1995. Film amortization expenses are generally incurred upon the release or licensing of film properties.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations in general, and its television, film and publishing operations in particular, are typically capital intensive. The Company has experienced from time to time significant negative cash flows from operating activities which have been offset by equity and debt financings. As the Company expands its production and distribution activities, it expects to continue to experience negative cash flows from operating activities from time to time. In such circumstances, the Company will be required to fund at least a portion of production and distribution costs, pending receipt of anticipated future revenues, from working capital, from additional debt or equity financings from outside sources or from other financing arrangements, including bank financing. There is no assurance that the Company will be able to obtain such financing or that such financing, if available, will be on terms satisfactory to the Company.

     The Company's television and film production activities can affect its capital needs in that the revenues from the initial licensing of television programming or films may be less than the associated production costs. The ability of the Company to cover the production costs of particular programming or films is dependent upon the availability, timing and the amount of fees obtained from distributors and other third parties, including revenues from foreign or ancillary markets where available. In any event, the Company from time to time is required to fund at least a portion of its production costs, pending receipt of programming or film revenues, out of its working capital. Although the Company's strategy generally is not to commence principal photography without first obtaining commitments which cover all or substantially all of the budgeted production costs, from time to time the Company may commence principal photography without having obtained commitments equal to or in excess of such costs.

     In order to obtain rights to certain properties for the Company's publishing and film operations, the Company may be required to make advance cash payments to sources of such properties, including book authors and publishers. While the Company generally attempts to minimize the magnitude of such payments and to obtain advance commitments to offset such payments, the Company is not always able to do so and there is no assurance it will be able to do so in the future.

     Since its inception, the Company has satisfied its liquidity needs principally through the sale of equity securities, loans from or guaranteed by certain of its shareholders, and cash generated from operations. In March 1997, the Company consummated a deal for an equity investment of $6,000,000 through a private placement. In the first of two closings to be completed under such private placement (i) Media Equities International, L.L.C. ("MEI"), purchased 3,000 shares of the Company's 6% Series B Preferred Stock (the "Series B Preferred Stock") and warrants to purchase 500,000 shares of Common Stock at $2.00 per share, warrants to purchase 500,000 shares of Common Stock at $2.50 per share and warrants to purchase 500,000 shares of Common Stock at $3.00 per share for an aggregate of $3,000,000 and (ii) two of the principal shareholders/officers of the Company purchased 920 shares of the Company's 6% Series C Preferred Stock (the "Series C Preferred Stock") and warrants to purchase 166,666 shares of Common Stock at $2.00 per share, warrants to purchase 166,667 shares of Common Stock at $2.50 per share and warrants to purchase 166,667 shares of Common Stock at $3.00 per share for an aggregate of $920,000 (including the contribution of $676,000 payable by the Company to such shareholders). The agreement contains a commitment for a second closing (the "Second Closing"), which is currently expected to be on or before May 25, 1997. At the Second Closing (i) MEI has agreed to purchase 1,000 shares of the Company's Series B Preferred Stock and warrants to purchase 166,666 shares of Common Stock at $2.00 per share, warrants to purchase 166,667 shares of Common Stock at $2.50 per share and warrants to purchase 166,667 shares of Common Stock at $3.00 per share for and aggregate of $1,000,000 and (ii) two of the principal shareholders/officers of the Company have agreed to purchase 1,000 shares of the Company's Series C Preferred Stock and warrants to purchase 166,666 shares of Common Stock at $2.00 per share, warrants to purchase 166,667 shares of Common Stock at $2.50 per share and warrants to purchase 166,667 shares of Common Stock at $3.00 per share for an aggregate of $1,000,000 (including the contribution of $175,000 payable by the Company to such shareholders). Each share of Series B Preferred Stock and Series C Preferred Stock accrues dividends, payable at the Company's option in cash or in shares of such series of preferred stock, at a rate of 6% per annum. Each share of Series B Preferred Stock and Series C Preferred Stock is convertible at the option of the holder thereof into 500 shares of Common Stock, subject to certain anti-dilution adjustments, at any time following the date six months after the issuance thereof. Each of the Series B Preferred Stock and Series C Preferred Stock are redeemable, in whole or in part at the option of the Company, at any time after March 28, 2002 at a redemption price of 110% of the stated value ($1,000) plus all accumulated but unpaid dividends thereon (plus interest on such accumulations). The net proceeds will be used by the Company to fund the Company's increased working capital requirements.

     As part of such transaction, Media Equities International, L.L.C. ("MEI"), acquired from the Company using MEI's own funds, 3,000 shares of Series B Preferred Stock and, accordingly, may be deemed to beneficially own beginning 60 days prior to the date MEI may first elect to convert such shares, approximately 35% of the shares of Common Stock. In addition, pursuant to the stock purchase agreement pursuant to which MEI acquired its shares of Series B Preferred Stock, MEI has the right to consent to certain activities prior to the Company undertaking certain activities (including adopting an annual budget, incurring any debt for borrowed money or selling and issuing debt or equity securities (subject to certain limited exceptions) or changing or altering its principal business or entering into new businesses) and prior to the Company's executive officers undertaking certain activities (including certain personnel matters, changes in certain of the Company's outside advisers, certain litigation matters, certain acquisition or production matters and certain other activities.) MEI has agreed to use its reasonable best efforts to assist the Company in arranging for a new bank facility, though there is no assurance that the Company will be able to obtain such bank facility on acceptable terms. MEI also has the right, for so long as it owns at least 750,000 shares of Common Stock (assuming for this purpose the full conversion of all shares of Series B Preferred Stock then held by MEI) to nominate three members to the Company's Board of Directors. Further, as part of such transaction MEI, Michael Viner and Deborah Raffin entered into a stockholders voting agreement pursuant to which Mr. Viner and Ms. Raffin agreed to vote all of their voting stock for the election as directors of all director nominees of MEI, to the extent MEI had at such time a right to make such nominations in accordance with certain applicable agreements, to use their reasonable best efforts to cause their affiliates to vote their voting stock for such nominees and to use their reasonable efforts to take all steps necessary to cause the election of such nominees. It is possible, based upon MEI's ownership interest, its right to consent to certain activities of the Company and its executive officers and its rights to nominate three members to the Company's Board, that a change of control may be deemed to have occurred upon the consummation of the private placement.

      In October 1996 Morgan Fuller completed a loan to the Company in the aggregate amount of $800,000. Such loan bore interest at the rate of 10% per annum. In April 1997, the Company retired $500,000 of such loan from Morgan Fuller in exchange for 210,526 shares of Common Stock along with warrants to purchase 35,088 shares of Common Stock at $2.50 per share, warrants to purchase 35,088 shares of Common Stock at $3.50 per share and warrants to purchase 35,087 shares of Common Stock at $4.50 per share. The balance of the loan plus accrued interest was repaid in cash.

      On September 17, 1996, the Company's registration statement on Form S-3, registering 2,335,000 shares of Common Stock then outstanding or issuable upon exercise of certain warrants, was declared effective by the Securities and Exchange Commission.

      In December 1995 and January 1996, the Company raised net proceeds of approximately $6,303,000 from the sale of 76 Units in a private placement. Each Unit consisted of 12,500 shares of the Common Stock of the Company and 12,500 warrants to purchase shares of Common Stock at $12.00 per share. In September 1994, the Company completed the sale of 300,000 Units for an aggregate of approximately $926,000, each Unit consisting of one share of Common Stock and one Redeemable Warrant to purchase Common Stock at $8.00 per share in a private placement. In December 1994, the Company completed its IPO, resulting in net proceeds of approximately $4,805,000 to the Company. In January 1995, the underwriter of the IPO exercised its overallotment option relating to the IPO in full resulting in additional net proceeds to the Company of approximately $770,000.


     In connection with the acquisition of Four Point, which was completed on April 29, 1996, the Company guaranteed certain term debt and a $1 million revolving line of credit of Four Point from Sanwa Bank. Such term loan originally was scheduled to mature on October 3, 1998 and the line of credit, which had an original maturity of June 3, 1996, was extended to July 15, 1996. On August 16, 1996, the Company and Sanwa Bank entered into a term loan agreement to refinance such debt and line of credit for an aggregate amount of approximately $1,365,000. On September 1, 1996, the Company began making principal and interest payments based on a five year amortization schedule. All unpaid principal and interest shall mature on August 1, 1997. The existing Sanwa Bank loan is secured by substantially all of the Company's assets, other than the Company's building, and certain of the Company's shareholders and Dove Four Point have guaranteed such new facility. The term loan has various covenants with which the Company must adhere, including restrictions on payment of dividends, additional indebtedness, change in the nature of business, financial covenants including minimum tangible net worth, current ratio, debt service coverage ratio, and debt to net worth ratio and restrictions on mergers or acquisitions. The Company was not in compliance with certain of such financial covenants as of December 31, 1996. After the consummation of the sale and issuance of equity securities in March 1997 discussed above, the Company is in compliance with such financial covenants, after giving effect to such sale and issuance, on a pro forma basis. On April 8, 1997, the Company received a letter from Sanwa Bank dated April 8, 1997, in which Sanwa Bank claimed the Company had not provided certain required documents to Sanwa Bank. The Company believes that it has subsequently provided such documents or is working on providing such documents to Sanwa Bank in accordance with the credit facility.

     In April 1996 the Company refinanced its $1,900,000 mortgage note which the Company borrowed from the seller in conjunction with the acquisition of its new office building. The new loan from a bank is secured by a deed of trust on such building and such loan bears interest at a fixed rate of 8% per annum. The loan matures in April 2001 and provides for a 20 year monthly amortization payment rate.

     In May 1996 the Company entered into an agreement with Samuelson Entertainment Ltd. to acquire the distribution rights to the theatrical film "Wilde" in all media throughout the United States and Canada (excluding French-speaking Canada) and the exclusive world-wide print, audio and interactive rights. Under the agreement the Company is required to pay sums totalling 1,333,333 British Pounds Sterling (approximately $2,000,000) over the 12 months subsequent to the agreement for such rights. As of April 1997, approximately $700,000 remained unpaid.

     In October 1996 the Company entered into a financial advisory agreement with Morgan Fuller Capital Group, LLC ("Morgan Fuller") pursuant to which Morgan Fuller agreed to provide certain financial advisory services for the Company. As compensation for such services, the Company granted to Morgan Fuller warrants to purchase for a period of three years from the date thereof, up to 180,000 shares of Common Stock of the Company at an exercise price of $2.75.

     Publishing accounts receivable, net of sales returns, generally are to be paid pursuant to a specified payment formula, as defined in the relevant agreements. The Company's distribution agreements typically provide for a distribution of certain bad debt risk between the Company and its distributors.

     As of April 1, 1997 the Company's unused sources of funds consisted primarily of approximately $304,000 in cash.

     The Company has historically experienced significant negative cash flows from operations, including $4,556,000 for the year ended December 31, 1996. See "Financial Statements of the Company - Statements of Cash Flows." The Company believes that existing working capital (including the funds from the equity private placement consummated in March 1997), the capital infusion expected from the consummation of the Second Closing and anticipated cash flow from operations will be sufficient to meet the Company's working capital requirements with respect to its current commitments for at least the next twelve months. While the Company believes that it will complete the Second Closing and realize its anticipated cash flow from operations, there is no assurance that either will be accomplished. If the Company is unable to complete the Second Closing, if the Company is unable to realize anticipated revenues, or if the Company incurs costs inconsistent with anticipated levels, the Company would either need to obtain additional financing (including possibly through the sale of debt or equity securities, by obtaining additional bank financing or through the sale of certain assets), limit its commitments to new projects or possibly curtail its current operations. In addition, any further expansion of the Company or acquisitions of particular properties or libraries, would require capital resources beyond those currently available to the Company, which acquisition of such resources would be dependent upon the ability of the Company to obtain additional sources of working capital. There is no assurance that any such additional sources of working capital will be available on acceptable terms.

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

     The Company engaged KPMG Peat Marwick LLP as its principal accountants as of September 18, 1995.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     There is hereby incorporated by reference the information appearing under the caption "Directors and Executive Officers" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 1996.

ITEM 10. EXECUTIVE COMPENSATION

     There is hereby incorporated by reference the information appearing under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 1996.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There is hereby incorporated by reference the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 1996.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is hereby incorporated by reference the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 1996.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

      (A)   DOCUMENTS FILED AS PART OF THIS REPORT:

      (1)   FINANCIAL STATEMENTS

                                                                                                   Page
                                                                                                   ----
    Report of KPMG Peat Marwick LLP...........................................................     F-1

    Balance Sheets at December 31, 1996.......................................................     F-2

    Statements of Income for the Years Ended December 31, 1996 and 1995.......................     F-3

    Statements of Shareholder's Equity (Deficit) for the Years
    Ended December 31, 1996 and 1995..........................................................     F-4

    Statements of Cash Flows for the Years Ended December 31, 1996 and 1995...................     F-5

    Notes to Financial Statements.............................................................     F-6

      (2)   EXHIBITS

     EXHIBIT NO.                                  DESCRIPTION
     -----------                                  -----------
         3.1            Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Registration Statement)
         3.2            Certificate of Amendment of Articles of Incorporation of the
                        Company filed with the Secretary of State of the State of
                        California on March 14, 1990 (filed as Exhibit 3.2 to the
                        Registration Statement)
         3.3            Certificate of Amendment of Articles of Incorporation of the
                        Company filed with the Secretary of State of the State of
                        California on November 17, 1990 (filed as Exhibit 3.3 to the
                        Registration Statement)
         3.4            Certificate of Amendment of Articles of Incorporation of the
                        Company filed with the Secretary of State of the State of
                        California on August 26, 1994 (filed as Exhibit 3.4 to the
                        Registration Statement)
         3.5            Bylaws of the Company, as amended (filed as Exhibit 3.5 to the
                        Registration Statement)
         3.6            Certificate of Amendment of Articles of Incorporation of the
                        Company filed with the Secretary of State of the State of
                        California on December 24, 1996
         3.7            Form of Amendment to Bylaws dated as of November 7, 1996
         4.1            Specimen common stock certificate of the Company (filed as
                        Exhibit 4.1 to Amendment No. 2 to the Registration Statement
                        ("Amendment No. 2") filed with the Commission on November 29,
                        1994)
         4.2            Specimen Series A Preferred Stock certificate of the Company
                        (filed as Exhibit 4.2 to Amendment No. 2)

     EXHIBIT NO.                                  DESCRIPTION
     -----------                                  -----------
         4.3            Form of Certificate of Determination of the Series A Preferred
                        Stock of the Company (filed as Exhibit 4.3 to the Registration
                        Statement)
         4.4            Form of Underwriter's Warrant Agreement (filed as Exhibit 4.4 to the Registration Statement)
         4.5            Form of Warrant Agreement (filed as Exhibit 4.5 to the
                        Registration Statement)
         4.6            Form of Subscription Agreement (filed as Exhibit 4.6 to
                        Amendment No. 1 to the Registration Statement ("Amendment No.
                        1") filed with the Commission on November 2, 1994)

     EXHIBIT NO.                                  DESCRIPTION
     -----------                                  -----------
         4.7            Placement Agency Agreement dated August 1, 1994 between the
                        Company and Joseph Stevens & Company, L.P. (filed as Exhibit 4.7 to Amendment No. 1)
         4.8            Placement Agent Warrant Agreement dated December 24, 1995
                        between Whale Securities Co., L.P. and Dove Audio (filed as the same numbered Exhibit to the Annual Report on Form 10-KSB for the fiscal year ended 1995).
         4.9            Placement Agent Warrant (filed as the same numbered
                        Exhibit to the Annual Report on Form 10-KSB for the
                        fiscal year ended 1995).
        4.10            Form of Registration Rights Agreement (filed as the
                        same numbered Exhibit to the Annual Report on Form 10-KSB for the fiscal year ended 1995).
        4.11            Form of Common Stock Purchase Warrant (filed as the
                        same numbered Exhibit to the Annual Report on Form 10-KSB for the fiscal year ended 1995).
        4.12            Form of Warrant Agreement dated as of October 1, 1996
        4.13            Certificate of Determination of the Series B Preferred Stock
                        of the Company
        4.14            Warrant Agreement dated as of March 27, 1997 between the Company and Media Equities International, LLC
        4.15            Certificate of Determination of the Series C Preferred Stock
                        of the Company
        4.16            Warrant Agreement dated as of March 27, 1997 between the Company,
                        Michael Viner and Deborah Raffin Viner
        4.17            Certificate of Determination of the Series D Preferred Stock
                        of the Company
        4.18            Form of Warrant Agreement dated as of April 1, 1997
        10.3            Office Building Lease for Suite 203, 301 N. Canon Drive, Beverly
                        Hills, California 90210 (the "Office Lease") between Village on
                        Canon and Dove, Inc. dated July 3, 1990 and Amendment appended thereto dated 1992 (filed as Exhibit 10.10 to the Registration
                        Statement)
        10.4            Second Amendment to the Office Lease between Village on Canon and Dove, Inc. dated March 12, 1990 (filed as Exhibit 10.11 to the Registration Statement)
        10.5            Third Amendment to the Office Lease between Pinkwood Properties
                        Corp. and Dove, Inc. dated December 1, 1992 (filed as Exhibit
                        10.12 to the Registration Statement)
       10.13            Agreement to Assume and Amend Lease of Dove, Inc. dated
                        February, 1994 among Pinkwood Properties Corp., Michael Viner and the Company (filed as Exhibit 10.13 to the Registration
                        Statement)
       10.14            Letter Agreement between Pinkwood Properties Corp. and the
                        Company dated February 3, 1994 amending the Office Lease (filed as Exhibit 10.14 to the Registration Statement)
       10.15            Letter Agreement dated July 1, 1994 between Penguin Books USA,
                        Inc. and the Company (filed as Exhibit 10.15 to the Registration
                        Statement)
       10.16            Form of Publishing Agreement (filed as Exhibit 10.16 to
                        Amendment No. 1)
       10.17            Form of Artist Agreement (filed as Exhibit 10.17 to Amendment
                        No. 1)
       10.18            Form of Company's 1994 Stock Incentive Plan (filed as Exhibit
                        10.18 to the Registration Statement)
       10.19            Settlement Agreement dated as of July 13, 1994 among the
                        Company, SBT-Batif, S.A. and Ethos Capital Management, Inc.
                        (filed as Exhibit 10.19 to Amendment No. 1)

     EXHIBIT NO.                                  DESCRIPTION
     -----------                                  -----------
       10.20            Form of Option and Stock Purchase Agreement among Michael Viner,
                        Deborah Raffin Viner, Dove, Inc., Dove II, Inc., Dove
                        Communications, Inc. and the Company (filed as Exhibit 10.20 to
                        Amendment No. 2)
       10.21            Agreement between the Company and Reader's Digest Association,
                        Inc. dated as of March 15, 1995 (filed as the same numbered
                        Exhibit to the Annual Report on Form 10-KSB for the fiscal year ended 1994)
       10.22            Agreement between Dove International and Skouras Pictures, Inc.
                        dated July 1, 1995 (filed as Exhibit 1 to the Current Report on
                        Form 8-K filed with the Commission on July 17, 1995 (the "July
                        17 Current Report")
       10.23            Employment Agreement between Dove International and Dimitri T.
                        Skouras dated as of July 1, 1995 together with Stock Option
                        Award Agreement between Dove Audio and Dimitri T. Skouras, dated as of July 1, 1995 (filed as Exhibit 2 to the July 17 Current
                        Report)
       10.24            Agreement for Purchase and Sale of Real Estate and Joint
                        Escrow Instructions dated September 15, 1995 among the Writers
                        Guild of America, west, Inc. and the Company and Amendment No. 1 thereto dated October 3, 1995 (filed as Exhibit 10.1 to the
                        Company's Quarterly Report on Form 10-QSB filed with the
                        Commission on November 14, 1995)
       10.25            Employment Agreement dated as of January 1, 1995 between the
                        Company and Michael Viner
       10.26            Employment Agreement dated as of January 1, 1995 between the
                        Company and Deborah Raffin
       10.27            Term Loan Agreement, dated August 16, 1996, by and between
                        Sanwa Bank California and the Company (filed as Exhibit 10.1 to the
                        Quarterly Report on Form 10-QSB filed with the Commission on
                        November 14, 1996)
       10.28            Continuing Guaranty, dated as of August 16, 1996, of Michael Viner
                        (filed as Exhibit 10.2 to the Quarterly Report on Form 10-QSB filed with the Commission on November 14, 1996)
       10.29            Continuing Guaranty, dated as of August 16, 1996, of Deborah Raffin
                        (filed as Exhibit 10.3 to the Quarterly Report on Form 10-QSB filed with the Commission on November 14, 1996)
       10.30            Security Agreement, dated August 16, 1996, by and between Sanwa Bank
                        California, Four Point and the Company (filed as Exhibit 10.4 to the
                        Quarterly Report on Form 10-QSB filed with the Commission on
                        November 14, 1996)
       10.31            Letter Agreement, dated September 12, 1996, by and between Dove
                        International, Inc., Guinness, Mahon & Co. Limited, Samuelson
                        Entertainment Limited and Michael Viner (filed as Exhibit 10.5 to the
                        Quarterly Report on Form 10-QSB filed with the Commission on
                        November 14, 1996)
       10.32            Consultancy Letter Agreement dated as of May 16, 1996 between the
                        Company and Gerald Leider
       10.33            Separation Agreement dated as of May 31, 1996 by and between the
                        Company and Dimitri T. Skouras
       10.34            Key Executive Severance Agreement dated as of September 4, 1996 by and between the Company and Gerald Leider
       10.35            Letter Agreement dated September 12, 1996 between the
                        Company, Michael Viner and Deborah Raffin
       10.36            Financial Advisor Agreement dated as of September 30, 1996 between the Company and Morgan Fuller Capital Group, LLC
       10.37            Non-Qualified Stock Option Agreement dated as of October 15, 1996 by and between the Company and Steve Soloway
       10.38            Employment Agreement dated as of October 16, 1996 by and between the Company and Steven Soloway
       10.39            Form of First Amendment to the Company's 1994 Stock Incentive Plan
                        dated November 7, 1996
       10.40            Stock Purchase Agreement dated as of March 27, 1997 among the
                        Company, Media Equities International, LLC, Michael Viner and
                        Deborah Raffin Viner
       10.41            Shareholders Voting Agreement dated as of March 27, 1997 by and between Media Equities International, LLC, Michael Viner and
                        Deborah Raffin Viner
       10.42            Pledge Agreement dated as of March 27, 1997 among Media Equities
                        International, LLC, Michael Viner and Deborah Raffin Viner
          16            Letter from Ernst & Young LLP to the Securities and Exchange
                        Commission dated July 26, 1995 (filed as Exhibit 16 to the current Report on Form 8-K filed with the Commission on July 26,
                        1995)
          21            Subsidiaries of Dove (filed as Exhibit 21 to the Annual Report on
                        Form 10-KSB for the fiscal year ended 1995)
          23            Consent of KPMG Peat Marwick LLP
          27            Financial Data Schedule

      (b)   REPORTS ON FORM 8-K.

            None.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders Dove Entertainment, Inc.

We have audited the accompanying consolidated balance sheet of Dove Entertainment, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the years ended December 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dove Entertainment, Inc. and subsidiaries as of December 31, 1996, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.

                                                 KPMG PEAT MARWICK LLP

Los Angeles, California
April 9, 1997

                            DOVE ENTERTAINMENT, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1996
                                     ASSETS


CURRENT ASSETS
       Cash and cash equivalents                                                   $    390,000
       Accounts receivable,  net of allowances of $1,995,000                          2,274,000
       Inventory                                                                      4,037,000
       Film Costs - Note 6                                                              252,000
       Prepaid expenses and other assets                                                345,000
       Income taxes receivable - Note 7                                                 198,000
       Deferred tax assets - Note 7                                                     529,000
                                                                                    -----------
                                                                                      8,025,000

PRODUCTION MASTERS, net - Note 5                                                      2,928,000

FILM COSTS, net - Note 6                                                              3,443,000

PROPERTY AND EQUIPMENT, net - Note 4                                                  4,308,000

GOODWILL AND OTHER ASSETS                                                             6,252,000
                                                                                    -----------

                   Total assets                                                     $24,956,000
                                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable and accrued expenses                                          6,669,000
       Notes payable - Note 8                                                         2,121,000
       Due to related party, net - Note 9                                               538,000
       Royalties payable                                                                534,000
       Advances and deferred income                                                   1,161,000
                                                                                    -----------

                   Total current liabilities                                         11,023,000

       Long-term Notes payable, less current portion - Note 8                         1,832,000

COMMITMENTS AND CONTINGENCIES - Note 10

SHAREHOLDERS' EQUITY - Note 11
       Series A Preferred stock -- $4.00 stated value;
       214,113 shares authorized and outstanding,
       liquidation preference of $927,000                                               856,000
       Common stock .01 par value; 20,000,000 shares authorized and
       5,273,240 issued and outstanding                                                  53,000
       Additional paid-in capital                                                    19,599,000
       Accumulated deficit                                                           (8,407,000)
                                                                                    -----------
                   Total shareholders' equity                                        12,101,000
                                                                                    -----------
                   Total liabilities and shareholders' equity                       $24,956,000
                                                                                    ===========

See accompanying notes to consolidated financial statements.

                            DOVE ENTERTAINMENT, INC.

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                           For the Years Ended December 31,
                                                                      ------------------------------------------
                                                                            1996                       1995
                                                                      --------------              --------------
REVENUES - Note 12
       Publishing, Net                                                $   11,586,000              $   10,961,000
       Film                                                               15,267,000                     187,000
                                                                      --------------              --------------
                                                                          26,853,000                  11,148,000

COST OF SALES                                                             11,353,000                   7,169,000

FILM AMORTIZATION                                                         11,855,000                      99,000
                                                                      --------------              --------------
                                                                           3,645,000                   3,880,000

SELLING, GENERAL AND
       ADMINISTRATIVE EXPENSES - Note 9                                   10,071,000                   3,696,000
                                                                      --------------              --------------

             Income (loss) from operations                               (6,426,000)                     184,000

INTEREST EXPENSE - net of interest income of
   $83,000 and $86,000  respectively                                       (197,000)                     (22,000)


OTHER EXPENSE, net                                                          (18,000)                     (11,000)
                                                                      -------------               --------------

             Income (loss) before income taxes                           (6,641,000)                     151,000

PROVISION FOR INCOME TAXES - Note 7                                          32,000                       60,000
                                                                      --------------              --------------

       Net income (loss)                                                 (6,673,000)              $       91,000
                                                                      ==============              ==============

       Net income (loss) per common share                             $       (1.31)              $          .02
                                                                      ==============              ==============

       Weighted average number of common and common
            equivalent shares outstanding                                 5,138,000                    4,365,000
                                                                      =============               ==============

See accompanying notes to consolidated financial statements.

                            DOVE ENTERTAINMENT, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996

                                 COMMON STOCK                  PREFERRED STOCK           ADDITIONAL
                             --------------------------    --------------------------      PAID-IN      ACCUM
                                SHARES         AMOUNT        SHARES         AMOUNT         CAPITAL      DEFICIT         TOTAL
                             -----------    -----------    -----------    -----------   -----------   -----------    -----------
JANUARY 1, 1995                3,775,000         38,000             --             --     8,587,000    (1,703,000)     6,922,000
NET INCOME                            --             --             --             --            --        91,000         91,000
SALE OF COMMON STOCK             888,853          9,000             --             --     5,532,000            --      5,541,000
PREFERRRED STOCK OPTION
   ISSUANCE                           --             --        214,113        856,000      (854,000)           --          2,000
PREFERRED STOCK                       --             --             --             --            --       (53,000)       (53,000)
DIVIDEND                     -----------    -----------    -----------    -----------   -----------   -----------    -----------

DECEMBER 31, 1995              4,663,853    $    47,000        214,113    $   856,000   $13,265,000   ($1,665,000)   $12,503,000
NET LOSS                                                                                               (6,673,000)    (6,673,000)

SALE OF COMMON STOCK             220,313          2,000             --             --     1,545,000            --      1,547,000
ACQUISITION OF FOUR POINT        387,274          4,000             --             --     4,789,000            --      4,793,000
ENTERTAINMENT
EXERCISE OF WARRANTS               1,800             --             --             --            --            --             --
PREFERRED STOCK DIVIDEND              --             --             --             --            --       (69,000)       (69,000)
                             -----------    -----------    -----------    -----------   -----------   -----------    -----------
DECEMBER 31, 1996              5,273,240         53,000        214,113        856,000    19,599,000    (8,407,000)    12,101,000
                             ===========    ===========    ===========    ===========   ===========   ===========    ===========

See accompanying notes to consolidated financial statements.

                            DOVE ENTERTAINMENT, INC.
                            STATEMENTS OF CASH FLOWS


                                                                                  For the Years Ended
                                                                                      December 31,
                                                                             ---------------------------
                                                                                 1996          1995
                                                                             -------------   -----------
OPERATING ACTIVITIES
       Net income                                                            $ (6,673,000)   $    91,000
       Adjustments to reconcile net income to net
           cash provided by (used in) operating activities:
              Depreciation                                                        321,000         79,000
              Amortization of production masters                                4,196,000      2,718,000
              Amortization of film costs                                       11,855,000         99,000
              Amortization of Goodwill                                            164,000             --
              (Gain) on sale of assets                                             18,000         11,000
              Changes in operating assets and liabilities
                  Accounts receivable                                            (309,000)     4,880,000
                 Deferred tax asset                                                80,000        (20,000)
                  Inventory                                                      (332,000)    (1,969,000)
                  Film costs                                                  (10,393,000)    (2,995,000)
                  Expenditures for production masters                          (4,366,000)    (4,352,000)
                  Prepaid expenses and other assets                               173,000       (559,000)
                  Accounts payable and accrued expenses                         3,126,000       (159,000)
                  Royalties payable                                               193,000        (50,000)
                  Income taxes receivable and deferred tax assets                (161,000)      (210,000)
                  Advances and deferred revenue                                (2,069,000)     2,622,000
                  Other                                                           (31,000)            --
                                                                             ------------    -----------
                        Net cash provided by (used in) operating activities    (4,208,000)       186,000
                                                                             ------------    -----------

INVESTING ACTIVITIES
       Purchase of marketable securities                                         (214,000)      (163,000)
       Maturities, sales of marketable securities                                 359,000      1,703,000
       Purchases of property and equipment                                       (303,000)      (790,000)
       Proceeds from the sale of equipment                                             --         35,000
       Purchase of Four Point                                                  (2,500,000)            --
                                                                             ------------    -----------
                        Net cash provided by (used in) investing activities    (2,658,000)       785,000
                                                                             ------------    -----------

FINANCING ACTIVITIES
       Proceeds from sale of common stock                                       1,547,000      5,541,000
       Proceeds of bank borrowings                                              1,020,000        859,000
       Repayments of bank borrowings                                             (257,000)            --
       Repayments of notes payable                                                     --     (2,877,000)
       Issuance of preferred stock                                                     --          2,000
       Preferred Series A dividend                                                     --        (53,000)
                                                                              -----------    -----------
                          Net cash provided by financing activities             2,310,000      3,472,000
                          Net increase (decrease) in cash and
                            cash equivalents                                   (4,556,000)     4,443,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  4,946,000        503,000
                                                                              -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $   390,000    $ 4,946,000
                                                                              ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION
            Cash paid for interest                                            $   278,000    $    96,000
            Cash paid for income taxes                                                 --        420,000
            Non cash transactions:
                  Acquisition of property and equipment in exchange for
                    mortgage note                                                      --      1,900,000
                  Acquisition of Four Point Entertainment, Inc.:
                        Assets acquired                                       $10,229,000    $        --
                        Liabilities assumed                                    (2,939,000)            --
                        Issuance of Common Stock                               (4,790,000)            --
                                                                              -----------    -----------
                                Net cash paid                                   2,500,000    $        --
                                                                              ===========    ===========

                 Film cost acquired in exchange for payable to
                   related party - Note 9                                     $   500,000             --


See accompanying notes to consolidated financial statements

                            DOVE ENTERTAINMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -      ORGANIZATION AND BUSINESS

     Dove Entertainment, Inc. (the "Company") is primarily engaged in the business of producing and distributing books on tape (audio books). The Company acquires audio publishing rights for specific titles or groups of titles on a worldwide basis, in perpetuity and often including interactive media applications. The Company is also engaged in the publication of printed books; the development and production of movies-for-television, mini-series and videos; and the acquisition and distribution of feature films.

     Dove Four Point, Inc., the Company's wholly-owned subsidiary ("Dove Four Point") is an independent television production company. Dove Four Point is hired as a producer-for-hire in connection with a creative concept and literary property owned by another party to produce all forms of television productions, including pilots, series, telefilms, miniseries, talk shows, game shows and infomercials for distribution for network, cable and syndication. In addition to being hired as a producer-for-hire, the Company develops and produces television productions for which rights are retained by the Company.

GOODWILL

     Goodwill, representing the excess of the purchase price of Four Point Entertainment, Inc. over its net assets, is included in other assets and is being amortized over a twenty-five year period. Goodwill amounted to $6,154,000 net of accumulated amortization of $164,000 at December 31, 1996.

     Management continuously monitors and evaluates the realizability of goodwill to determine whether the carrying value has been impaired. In evaluating the value and future benefits of goodwill, the carrying value is compared to management's best estimate of undiscounted future cash flows over the remaining amortization period. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets. The Company believes that the carrying value of the goodwill is not impaired.

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     RECOGNITION OF PUBLISHING REVENUE

     Revenues from publishing, including the sale of audio books, (net of provisions for estimated returns and allowances), and related royalties payable are recognized upon shipment of the product.

     The Company records an allowance for future returns based on anticipated return rates. The activity relating to the allowance for returns during the years ended December 31, 1996 and 1995 was as follows:



                                                           1996             1995
                                                        -----------     -----------
             Balance at beginning of year .......       $ 2,132,000     $ 3,048,000
             Provision for returns...............         9,119,000       8,823,000
             Actual Returns......................        (9,426,000)     (9,739,000)
                                                        -----------     -----------
             Balance at end of year..............       $ 1,825,000     $ 2,132,000
                                                        ===========     ===========

     The activity relating to the allowance for doubtful accounts during the year ended December 31, 1996 was as follows:

                                                          1996
                                                        ---------
             Balance at beginning of year .......       $       -
             Provision for doubtful accounts ....         552,000
             Write-offs .........................        (382,000)
                                                        ---------
             Balance at end of year..............       $ 170,000
                                                        =========


CASH EQUIVALENTS

     The Company considers all highly liquid investments with original maturities to the Company of three months or less to be cash equivalents.

     INVENTORY

     Inventory, consisting primarily of recorded audio cassettes and printed books, is valued at the lower of cost or market, determined using the first-in, first-out method. Periodically, management reviews inventory on a title-by-title basis. The Company writes off, to cost of sales, inventory that management believes will not be sold.

     PRODUCTION MASTERS

     Production masters are stated at cost net of accumulated amortization. Costs incurred for production masters, including non-refundable advances, royalties paid to authors and readers, as well as recording and design costs, are capitalized and amortized over a two-year period from the time a title is initially released, consistent with the estimated timing of revenue for a title. For audio and printed book titles released prior to January 1, 1996, this has generally resulted in amortization of approximately 80% of a title's production master costs in the initial quarter of release, with the remaining 20% amortized in the fifth quarter of release. Based on management's current estimates with respect to the timing of revenues, audio titles released after January 1, 1996 are amortized on a quarter-by- quarter basis over a two year period. This will result in approximately 80% of such audio title's production master cost being amortized in the first twelve months of release. The effect of this change was to reduce the production master amortization component of Cost of Sales by approximately $384,000 for the year ended December 31, 1996. The amortization of printed books remains unchanged. Any portion of production masters which are not estimated to be fully recoverable from future revenues are charged to amortization expense in the period in which such loss becomes evident.

     TELEVISION AND FILM REVENUES AND COSTS

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

     Revenues from the distribution of television and theatrical films are recognized upon availability of the completed film to the broadcaster or the Company's distributors. The Company licenses distribution rights to distributors and has not recognized any revenue from the direct distribution of theatrical films. Deferred revenues arise when distributors or broadcasters make advances to the Company prior to the date of revenue recognition.

     Revenues from producer-for-hire contracts are recognized on a percentage-of-completion method, measured by the percentage of costs completed to date to estimated total cost for each contract. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

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

     PROPERTY AND EQUIPMENT

     Property and Equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of assets as follows:

                   Building                                      39 years
                   Furniture, Fixtures and Equipment             5-7 years

     Leasehold improvements are amortized over the estimated useful life or the remaining lease term, whichever is less.

     NET INCOME PER COMMON SHARE

     Net income per common share is based upon the weighted average number of outstanding shares of Common Stock and common equivalent shares.
     The net income (loss) utilized in the calculation of the net income (loss) per common share is reduced by dividends on Series A Preferred Stock.

     USE OF ESTIMATES

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. Significant estimates include those related to ultimate revenues and expenses related to film and television productions, the net realizability of Inventory and Production Masters and the allowance for returns on publishing sales.


     STOCK OPTION PLAN

     Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     RECLASSIFICATION

     Certain prior year accounts have been reclassified to conform to the current year's presentation.

NOTE 3 - CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL
         INSTRUMENTS

     The Company's cash deposits periodically exceed federally insured limits. Based on the quality of the depository institutions at which the Company's cash deposits are maintained from time to time, management does not believe the Company faces an unacceptable credit risk.

     The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, other notes payable and advances and deferred income approximate fair value because of the short maturity of those instruments. The carrying amount of the mortgage note payable approximates fair value.

NOTE 4 -  PROPERTY AND EQUIPMENT

     A summary of property and equipment at December 31, 1996 is as follows:


                  Land.....................................     $      502,000
                  Building.................................          2,021,000
                  Furniture, Fixtures and Equipment........          2,413,000
                  Leasehold Improvements...................     $        6,000
                                                                --------------
                   Total...................................     $    4,942,000
                  Less accumulated depreciation and
                    amortization...........................     $     (634,000)
                                                                --------------
                                                                $    4,308,000
                                                                ==============

NOTE 5 - PRODUCTION MASTERS

     Production masters, net of accumulated amortization of $2,928,000 at December 31, 1996 consist of the following:

                Released titles......    $   1,535,000
                Unreleased titles....        1,393,000
                                         -------------
                Total................    $   2,928,000
                                         =============

NOTE 6 - FILM COSTS

     The following is an analysis of film costs as of December 31, 1996:

          Current:
            Television projects in production.............     $      252,000
          Non Current:
           Television and theatrical films released
            less amortization.............................          3,443,000
                                                               --------------
                                                               $    3,695,000
                                                               ==============

     As of December 31, 1996 approximately 90% of the unamortized balance of film costs will be amortized within the next three-year period based upon the Company's revenue estimates at that date.

NOTE 7 -      INCOME TAXES

     The provision for income taxes is as follows:


                                                 Years Ended December 31,
                                                1996                  1995
Current tax expense
         Federal....................             $     -           $    62,000
         State......................                   -                18,000
                                                 -------           -----------
         Total current..............                   -                80,000

Deferred tax expense (benefit)
         Federal....................              24,000               (15,000)
         State......................               8,000                (5,000)
                                                 -------           -----------
         Total deferred.............              32,000               (20,000)
                                                 -------           -----------
                                                 $32,000           $    60,000
                                                 =======           ===========

     Net deferred tax assets at December 31, 1996 is comprised of the following:

Deferred tax assets:
Deferred income..................................    $   503,000
Inventory reserve................................        650,000
Royalties payable................................        232,000
State taxes......................................        283,000
Net operating loss carryforward..................      1,773,000
Other............................................        133,000
                                                     -----------
Total deferred tax assets........................      3,574,000
                                                     -----------
Deferred tax liability -- film amortization......       (135,000)
                                                     -----------
Net deferred tax assets..........................      3,439,000

Valuation allowance..............................     (2,910,000)
                                                     -----------
                                                     $   529,000
                                                     ===========

     SFAS No. 109 requires that a valuation allowance be recorded against tax assets which are not likely to be realized. Specifically, the Company's carryforwards expire at specific future dates. Due to the uncertain nature of their ultimate realization based upon past performance and expiration dates, the Company has established a valuation allowance against these tax assets except to the extent that they are realizable through carrybacks. Realization of additional amounts is entirely dependent upon future earnings in specific tax jurisdictions. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carryforwards will be recorded in future operations as a reduction of the Company's income tax expense.


     The provision for income taxes differs from amounts computed by applying the statutory federal income tax rate to income before income taxes for the years ended December 31, 1996 and 1995, respectively, as a result of the following differences:


                                                          1996         1995
 Federal income tax expense (benefit)
   based on federal statutory
   rates............................................  $(2,336,000)   $    51,000

 Increase (reduction) in taxes resulting from:
               State income taxes...................     (230,000)         9,000
               Non-deductible expenses..............      112,000              -
               Increase in valuation allowance......    2,486,000              -
                                                      -----------     ----------
                                                      $    32,000     $   60,000
                                                      ===========     ==========

NOTE 8 -      NOTES PAYABLE

     Notes payable at December 31, 1996 consist of the following:



                   Current notes payable:
                     Term Loan...............................          1,279,000
                     Bridge Loan.............................            800,000
                   Current portion of long term mortgage
                     note payable............................             42,000
                                                                  --------------
                                                                  $    2,121,000
                   Long-term mortgage note payable, less
                     current portion.........................     $    1,832,000
                                                                  --------------
                   Total notes payable.......................     $    3,953,000
                                                                  ==============


                     YEAR ENDING DECEMBER 31:
                     1997............................         $2,121,000
                     1998............................             45,000
                     1999............................             49,000
                     2000............................             53,000
                     2001............................          1,685,000
                                                              ----------
                                                              $3,953,000
                                                              ==========

     In April 1996, the Company refinanced its $1,900,000 mortgage note which the Company borrowed from the seller in conjunction with the acquisition of its new office building. The new loan from Asahi Bank of California is secured by a deed of trust on such building and bears interest at a fixed rate of 8% per annum. The loan matures in April 2001 and provides for a 20 year maturity amortization payment rate through April 2001 with a repayment of the remaining outstanding principal amount at that time.

     In August 1996 the Company refinanced the Company's existing revolving line of credit and term loan with Sanwa Bank California ("Sanwa Bank") with a $1,365,000 term loan from Sanwa Bank. On September 1, 1996, the Company began making principal and interest payments based on a five year amortization schedule. All unpaid principal and interest on the term loan shall mature on August 1, 1997. In addition, the Company borrowed a further $220,000 with a short-term bridge loan with a maturity date of October 7, 1996. Both loans are secured by the Company's assets, other than the Company's building, and are guaranteed by the two principal shareholders/officers of the Company (the "Principals"). The term loan has various covenants with which the Company must adhere, including restrictions on payment of dividends, additional indebtedness, change in the nature of business, financial covenants including minimum tangible net worth, current ratio, debt service coverage ratio and debt to net worth ratio and restrictions on mergers or acquisitions. The $220,000 short-term bridge loan was repaid in full in October, 1996. The term loan has various covenants with which the Company must adhere, including restrictions on payment of dividends, additional indebtedness, change in the nature of business, financial covenants including minimum tangible net worth, current ratio, debt service coverage ratio, and debt to net worth ratio and restrictions on mergers or acquisitions. The Company was not in compliance with certain of such financial covenants as of December 31, 1996. After the consummation of the sale and issuance of equity securities in March 1997 discussed, the Company is in compliance with such financial covenants thus giving effect to such sale and issuance, on a pro forma basis. On April 8, 1997, the Company received a letter from Sanwa Bank, dated April 8, 1997, in which Sanwa Bank claimed the Company had not provided certain required documents to Sanwa Bank. The Company believes that it has subsequently provided such documents or is working on providing such documents to Sanwa Bank in accordance with the credit facility.

     In October 1996, the Company obtained a bridge loan of $800,000 with Morgan Fuller. This loan bears interest at 10% per annum. Principal payments of $100,000 plus accrued interest are payable monthly beginning February 1, 1997 with interest accruing as of November 1, 1996. Any unpaid principal and accrued interest is fully due and payable August 1, 1997. This loan is secured by the Company's assets, other than the Company's building, and is guaranteed by the Principals. See Subsequent Events --
     Note 16.

NOTE 9 - RELATED PARTY TRANSACTIONS

     In September 1996, in connection with Samuelson Entertainment Ltd.'s production of the motion picture presently entitled "Wilde" (the "Picture") for which the Company provides production services and has acquired distribution rights in all media throughout the United States and Canada (except French-speaking Canada), a principal shareholder/officer of the Company (the "Principal") personally guaranteed $1,000,000 of the payment obligations of Dove International, Inc. payable commencing on December 1, 1996 through April 2, 1997 to Samuelson Entertainment, Ltd. in order to extend the date as of which Dove International, Inc. is required to make such payments. In addition, the Principal personally deposited $500,000 at Guinness Mahon & Co. Ltd. (and pledged the deposit plus interest thereon) to secure Dove International Inc.'s additional payment obligation to Samuelson Entertainment Ltd. in the amount of 333,334 British Pounds Sterling due upon delivery of the Picture. In connection with such pledge, the Company recorded a liability to related party. In consideration for agreeing to pledge such deposit, Samuelson Entertainment Ltd. and Dove International, Inc. agreed that the Principal will receive a 5% commission up to a maximum of $120,000, payable from 5% of 100% of the gross receipts (only after recoupment of Dove International Inc.'s full distribution fee) received by all third-party distributors (including Dove International, Inc.) from exploitation of the distribution rights in the Picture in the United States and Canada (except French-speaking Canada). The terms pursuant to which the Principal pledged the deposit were based on similar terms as offered by Samuelson Entertainment Ltd. to an independent third party. In addition, Samuelson Entertainment, Ltd. agreed to pay the Principal 8% of 100% of Samuelson Entertainment Ltd.'s net profits from the Picture. As of December 31, 1996 the Picture has not been delivered and no amounts have been recorded relating to such commissions.

     At December 31, 1996, the balance due to the Principals was $538,000 comprised of the $500,000 discussed above, $71,000 of dividends payable on the Series A Preferred Stock and interest thereon, offset by approximately $33,000 receivable from the Principals.

     As of January 1, 1995, the Company entered employment agreements with two principal shareholders/officers which expire in December 1999. The agreements provide for aggregate compensation of no less than a combined total of $345,000 per year, plus benefits such as health insurance and an automobile allowance and combined non-accountable expenses of $75,000 per year. In addition, the majority shareholders/officers are entitled to an annual salary increase and bonus subject to certain limitations agreed upon with the underwriter of the Initial Public Offering at the discretion of the Company's Board of Directors. The Board of Directors approved an increase in the salary portion of the employment agreements with the principal shareholders/officers to a combined total of $562,000 per year for 1996.

     On August 16, 1996, the Principals personally guaranteed the Company's obligations to Sanwa Bank California to a maximum principal amount of $1,600,000 in exchange for the modification of certain covenants contained in the applicable loan documents.

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

     In September 1996, the Company entered into a consulting agreement with a director whereby the director is to provide certain financial consulting and investment banking services to the Company. Such agreement provides for compensation of $3,000 per month, options to purchase 10,000 shares of Common Stock, certain contingent compensation based on financing arranged by such director for the Company and customary expense reimbursement. The agreement is terminable by either party upon 30 days notice. Such agreement was terminated effective February 28, 1997.

     As of December 31, 1996, the Company made payments to the two Principals and another officer of the Company totalling $365,000 under agreements for producer services, television motion picture acting services and television motion picture directing services and Michael Viner, Deborah Raffin and Jerry Leider received $175,000, $115,000, and $75,000, respectively, under such agreements for the twelve months ended December 31, 1996.

     The Company acquired audio book rights for fourteen titles which were written by one of the principal shareholders of the Company. The net audio sales (net of returns) from these titles for the years ended December 31, 1996 and 1995 were $(74,000) and $357,000, respectively. In 1996, the
     Company agreed to issue 50,000 shares of Common Stock to the shareholder for the rights to future titles.

     During 1996 the Company made payments totalling $14,000 to a principal shareholder/officer for the business rental of a condominium owned by the officer.

     During 1996 the Company made payments totaling $20,000 with respect to auto lease payments, auto allowance, and insurance on automobiles owned by two principal shareholders/officers.

     The Company paid a premium of $4,000 for life insurance for a principal shareholder/officer.

     The Company paid or accrued for preferred stock dividends of $69,000 to a principal shareholder/officer.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

     LITIGATION

     In August 1993, the trial court confirmed an arbitration award in favor of the Company, Michael Viner and Jerry Leider and against Steven Stern and Sharmhill Productions in the approximate amount of $4.5 million (plus interest accruing thereon from September 1992 and attorney's fees) relating to the film "Morning Glory." In March 1995, defendants appealed the judgment to the California Court of Appeals. In June 1995, the Court of Appeals affirmed the judgment, and that judgment is now final. In a related matter, the Company sought to restore certain fraudulent conveyances that Mr. Stern had made. In August 1995, Mr. Stern filed for bankruptcy protection. The United States Trustee is pursuing the fraudulent conveyance action on behalf of the bankruptcy estate, of which the Company comprises approximately 80%, and the Company, Mr. Viner and Mr. Leider are separately pursuing their own adversary proceeding for conspiracy against Mr. Stern and others in the bankruptcy case. The Company is also objecting to Mr. Stern's discharge in bankruptcy. There is no assurance that the Company will ultimately prevail, or as to if, when or in what amount the Company will be able to recover the amount of the original judgment in its favor.

     In February 1996, the Company was served with a complaint in an action entitled Robert H. Tourtelot v. Dove Audio, Inc. etc. et al (Los Angeles Superior Court Case No. SC040739) (the "Tourtelot Action.") Mr. Tourtelot seeks in excess of a million dollars in damages claiming that he had an oral agreement with the Company to write a book that the Company would publish. Mr. Tourtelot alleged causes of action for breach of oral contract, fraud, suppression, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, infringement of common law copyright, conversion, conspiracy and accounting. The Company successfully removed the action to the United States District Court for the Central District of California, and successfully moved to have the claims for infringement of common law copyright, breach of fiduciary duty, conversion, conspiracy and accounting dismissed. The Tourtelot Action was then remanded to the Los Angeles Superior Court, where the Company successfully demurred to all of the remaining causes of action. Mr. Tourtelot was, however, granted leave to amend to attempt to state a cause of action, which he has done. While the Commpany believes that Mr. Tourtelot's amended complaint is still defective and intends to again demurrer thereto, and that, in any event, it has good and meritorious defenses to Mr. Tourtelot's claims, there can be no assurance that the Company will prevail in the action.

     In March 1996, the Company was served with a complaint in an action entitled Alexandra D. Datig v. Dove Audio, et al (Los Angeles Superior Court Case No. BC145501) (the "Datig Action"). The Datig Action was brought by a contributor to, and relates to, the book "You'll Never Make Love In This Town Again." The Datig complaint sought in excess of a million dollars in monetary damages. In October 1996, the Company obtained a judgment of dismissal of the entire Datig Action, which judgment also awarded the Company its attorney's fees and costs in defending the matter. Thereafter, the Company sued Mr. Datig for malicious prosecution. Datig, however, has appealed that judgment, thereby staying the malicious prosecution action. While the Company believes that it will prevail on the appeal, there is no assurance that the Company will in fact be successful.

     In June 1996, the Company was served with a complaint in an action entitled Shukri Ghalayini v. Dove etc. et al (Los Angeles Superior Court Case No. BC152129) (the "Ghalayini Action.") The complaint alleges among other things,:
(i) breach of employment contract against Four Point due to termination of Mr. Ghalayini's employment without good cause, adequate notice or opportunity to cure any alleged breaches and (ii) fraud in that defendants allegedly never intended to honor the terms of the employment agreement. The complaint seeks damages under the employment agreement of not less than $900,000, loss of future earnings estimated at $20,000,000, and damage to his reputation, mental and emotional distress, punitive damages and attorney's fees.

     On the same day, the Company filed an action against Ghalayini in the Los Angeles Superior Court alleging, among other things, that (i) Ghalayini breached his fiduciary duty to the company by diverting corporate assets to pay his personal expenses, (ii) that in order to induce the Company into closing the Four Point acquisition, Mr. Ghalayini made false representations, including misrepresenting the tangible shareholder's equity of Four Point as of the closing, diverted production and other funds and held checks previously drawn to pay accounts payable in order to meet a closing condition that outstanding bank debt be below a specified level, and that Mr. Ghalayini made false representations to induce Dove Four Point to enter into his employment agreement. Although the Company believes that it has good and valid claims against Mr. Ghalayini, and that it has good and meritorious defenses to his claims, there can be no assurance that it will untimately prevail in either of these two actions.

     In July 1996, the Company was served with a complaint in an action entitled Terrie Maxine Frankle and Jennie Louise Frankle v. Dove Audio (U.S. District Court, Central District of California Case No. 96-4073 RSWL) (the "Frankle Action.") The Frankles claim to be the authors of "You'll Never Make Love In This Town Again," and have alleged claims for copyright infringement and fraud. The Frankles' application for a preliminary injunction was denied because they could not demonstrate a likelihood of success on the merits of their claims. The Company believes that it has good and meritorious defenses and counterclaims against the Frankles. Nevertheless, there is no assurance that the Company will prevail.

     In January 1997, the Company was served with a complaint in an action titled Greer v. Dove (Los Angeles Superior Court Case No. BC160871) (the "Greer Action"). Ms. Greer is another contributor to the book "You'll Never Make Love In This Town Again" and has sought damages in excess of one million dollars alleging causes of action for breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, fraud, imposition of constructive trust and an accounting, recission, declaratory relief, conspiracy and unfair competition. Although the Company believes that it has good and meritorious defenses to the Greer Action, and, in fact, has a demurred to the complaint (which is still pending), there can be no assurance that the Company will untimately prevail in the action.

     The Company is a party to various other legal proceedings and claims. The Company believes that the ultimate resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company's financial position.

     OFFICE LEASE

     The Company leases office space under a noncancelable operating lease expiring Jan. 31, 1999. The Company's lease obligation is secured by a $15,000 irrevocable letter of credit. The lease is subject to annual rent escalations and the pass-through of certain costs of the landlord. Rent expense was $302,000 and $254,000 in 1996 and 1995, respectively. The minimum future noncancelable lease payments are as follows:


                              1997                  264,000
                              1998                  264,000
                              1999                   22,000
                                                    -------
                                                    550,000
                                                    =======

     WILDE DISTRIBUTION AGREEMENT

     In May 1996 the Company entered into an agreement with Samuelson Entertainment Ltd. to acquire the distribution rights to the Picture in all media throughout the United States and Canada (excluding French-speaking Canada) and the exclusive worldwide print, audio and interactive rights. Under the agreement the Company is required to pay sums totalling 1,333,333 British Pounds Sterling (approximately $2,000,000) over the 12 months subsequent to the agreement for such rights. As of December 31, 1996, approximately $1,150,000 remained unpaid.

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

NOTE 11 -  CAPITAL ACTIVITIES

     PREFERRED STOCK

     The Company has 2,000,000 shares designated as Preferred Stock. At December 31, 1996, 214,113 of such shares have been designated as Series A Preferred Stock. At December 31, 1996 there were no other designations of Preferred Stock.

     The Series A Preferred Stock has a stated value of $4.00 per share. The Series A Preferred Stock has a dividend preference at an annual rate per share equal to 8%. Such dividends are cumulative and, to the extent in arrears, bear interest at 8%, compounded quarterly. The Series A Preferred Stock bears a preference in the amount equal to the stated value plus all accumulation of unpaid dividends and interest thereon. Each share of Series A Preferred Stock is convertible into one share of common stock, subject to adjustment.

     In 1995, Mr. Viner exercised his option to acquire 214,113 shares of Series A Preferred Stock. The Series A Preferred Stock has a stated value of $4.00 per share. Dividends are cumulative and occur at a rate of 8% per annum. Each share of Series A Preferred Stock is convertible into one share of Common Stock at the option of the holder. The Series A Preferred Stock has a liquidation preference equal to its stated value plus unpaid dividends.

     COMMON STOCK

     In December 1995 the Company received net proceeds of approximately $4,770,000 from the initial closings of a private placement of the Company's equity securities ("Placement"). Pursuant to the December closing of the Placement the Company issued 729,687 shares of Common Stock and Common Stock purchase warrants allowing the purchase of 729,687 shares of Common Stock at $12.00 per share exercisable for a period of 51 months beginning 9 months subsequent to the initial closing of the Placement.

     In January 1996 the Company received additional net proceeds of approximately $1,547,000 from the Placement. Pursuant to the January 1996 closings of the Placement the Company issued 220,313 shares of common stock and common stock purchase warrants allowing the purchase of 220,313 shares of common stock at $12.00 per share exercisable for a period of 51 months beginning 9 months subsequent to the initial closing of the Placement. In conjunction with the December 1995 and January 1996 placements, the broker received a warrant to acquire 7.6 units for $100,000 per Unit. Each unit consists of 12,500 shares of common stock and 12,500 warrants to acquire 12,500 shares of common stock at $12.00 per share. The Company has included 95,000 warrants and 190,000 shares issuable pursuant to the exercise of such warrants in the warrant table below.

     The shares issued in the acquisition of Four Point Entertainment, Inc. and shares of Common Stock outstanding at December 31, 1996 exclude 40,000 shares issued in the acquisition which were placed in escrow pending the receipt of certain outstanding receivables.

     STOCK OPTIONS AND WARRANTS

     The Board of Directors of the Company adopted the 1994 Stock Incentive Plan (the "Plan"). The Plan provides for the grant of options to purchase up to an aggregate of 400,000 shares of the Common Stock of the Company (subject to an anti-dilution provision providing for adjustment in the event of certain changes in the Company's capitalization). In 1996, the Plan was amended to increase the aggregate number of shares of Common Stock available under the Plan to 750,000.

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

     Options activity under the Plan was as follows:

                                                                                                             WEIGHTED
                                                                                                             AVERAGE
                                                                                     EXERCISE                EXERCISE
                                                                                     PRICE                   PRICE
     Options outstanding at December 31, 1994                         62,500               $6.00             $6.00
     Options issued                                                  269,500         $6.75-$9.75             $8.44
     Options cancelled                                               (22,001)              $6.00             $6.00
                                                                    --------
     Options outstanding at December 31, 1995                        309,999         $6.00-$9.75             $8.12
     Options issued                                                  285,000               $3.50             $3.50
     Options cancelled                                              (215,000)        $6.75- 8.50             $8.48
                                                                    --------
     Options outstanding at December 31, 1996                        379,999         $3.50-$9.75             $4.25
                                                                    ========

     At December 31, 1996 options to acquire 177,999 shares of Common Stock under the Plan were exercisable.

     In addition to the above options issued under the Plan, the Company granted options to acquire 250,000 shares of Common Stock at an exercise price of $.01 per share in 1994 and 75,000 shares of Common Stock at an exercise price of $8.00 per share in 1995. At December 31, 1996 options covering the 250,000 shares and 75,000 noted above were exercisable. In 1996, in conjunction with the acquisition of Four Point, 300,000 options at $11.00 per share were issued to one of the Principals of Four Point as part of an employment agreement. Vesting of these options will accelerate based on meeting certain performance criteria. None of these options were exercisable at December 31, 1996.

     During 1996, the Company issued 80,000 options under the Plan, with an exercise price of $3.50 per share to the Company's public relations firm. The Company will record expense, equal to the fair market value of such options calculated using the Black-Scholes model, over the term of the agreement.

     At December 31, 1996, the weighted average remaining contractual life of all outstanding options was 8.79 years.

     Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (ABP) Option No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 in accounting for its Plan, and accordingly, no compensation cost has been recognized for its stock options granted at fair market value in the consolidated financial statements. Compensation cost will be recorded for options granted below fair market value and options granted to hourly employees.

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                    1996              1995
                                                -----------          -------
Net income (loss)               As reported     $(6,673,000)       $  91,000
                                Pro forma        (7,212,000)        (228,000)

Earnings (loss) per share       As reported           (1.31)             .02
                                Pro forma             (1.42)            (.05)
                                                ===========        =========

     Pro forma net income (loss) reflects only options granted in the years ended December 31, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to January 1, 1995 is not considered.

     At December 31, 1996 and 1995, the per share weighted-average fair value of stock options granted was $6.63 and $6.10, respectively, on the date of grant using the modified Black-Scholes option-pricing model with the following weighted-average assumptions: December 31, 1996 -- expected dividend yield 0%, risk-free interest rate of 6.5%, expected volatility of 70%, and an expected life of 8 years; December 31, 1995 -- expected dividend yield 0%, risk-free interest rate of 6.2%, expected volatility of 70%, and an expected life of 9 years.

                                                               NUMBER OF                            WEIGHTED
                                                               SHARES OF                            AVERAGE
                                          NUMBER OF             COMMON          EXERCISE            EXERCISE
                                          WARRANTS               STOCK          PRICE                PRICE
Warrants outstanding at
  December 31, 1994                         411,666             261,666         $0.01-$ 8.20         $ 7.20
Warrants issued                             729,687             729,687               $12.00         $12.00
Warrants exercised                          (16,666)            (16,666)              $  .01         $  .01
                                          ---------           ---------
Warrants outstanding as of
  December 31, 1995                       1,124,687             974,687         $6.00-$12.00         $10.92
Warrants issued                             495,313             590,313         $2.75-$12.00         $ 7.89
Warrants exercised/surrendered              (12,500)             (6,250)              $ 8.20         $ 8.20
                                          ---------           ---------
Warrants outstanding as of
  December 31, 1996                       1,607,500           1,558,750         $0.01-$12.00         $ 9.78
                                          ---------           ---------

     At December 31, 1996 warrants to acquire 1,558,750 shares of common stock were exercisable.

     During 1996, the Company issued 220,313 warrants to acquire 220,313 shares of common stock in conjunction with the January 1996 placement. The broker was issued warrants to acquire 95,000 shares of common stock and 95,000 warrants to acquire 95,000 shares of common stock at $12.00 per share.

     During 1996, the holder of 12,500 warrants to acquire 6,250 shares of Common Stock exchanged all such warrants for 1,800 shares of Common Stock.

     In October 1996 the Company entered into a financial advisory agreement with Morgan Fuller Capital Group, LLC ("Morgan Fuller") pursuant to which Morgan Fuller agreed to provide certain financial advisory services for the Company. As compensation for such services, the Company granted to Morgan Fuller warrants to purchase for a period of three years from the date thereof, up to 180,000 shares of Common Stock of the Company at an exercise price of $2.75. The Company will record expense, equal to the fair market value of such warrants derived using the Black-Scholes method, over the term of the agreement. The remaining warrants issued and outstanding were issued in conjunction with equity placements.

NOTE 12 -  MAJOR CUSTOMERS AND SUPPLIERS

     For the years ended December 31, 1996 and 1995, revenues, net of returns, as a percentage of the Company's net revenues from the Company's customers exceeding 10% in any given year were as follows:

                                         1996        1995
        Ingram                            9%          16%
        Barnes & Noble/ B. Dalton         6%          12%
        CBS                              18%           -
        MGM                              13%           -
        ACI Pearson                      11%           -

     A significant amount of audio inventory is supplied by one manufacturer. The Company believes there are other suppliers and accordingly, the Company is not dependent on the manufacturer as its sole source of product.

NOTE 13 -  FOUR POINT ACQUISITION

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

     Pursuant to the terms of the acquisition agreement of Four Point Entertainment, Inc. 40,000 shares of the Initial Shares were placed in escrow pending the receipt of certain outstanding receivables. Accordingly, the Company has excluded such shares from the initial purchase price pending the resolution of the related contingencies.

     The pro forma results listed below are unaudited and reflect the acquisition of Four Point using purchase accounting and assume the acquisition occurred at the beginning of each of the periods presented.

                                               Year ended
                                              December 31,
                                          ----------------------
                                            1996          1995
                                          -------        -------
     Revenues                              29,492         32,194
     Net income (loss)                     (7,324)           291
     Net income (loss) per common share    ($1.39)       $   .06
                                          =======        =======


NOTE 14 -  LIQUIDITY

     The Company has historically experienced significant negative cash flows from operations, including $3,350,000 for the year ended December 31, 1994. In the year ending December 31,1995 the Company generated $186,000 from operating activities; while in the year ended December 31, 1996, the Company experienced a negative cash flow from operations of $4,208,000. The Company believes its capital resources will be sufficient to meet the Company's working capital requirements for at least the next twelve months. The Company plans to expand its development, production and distribution activities, including the expansion of its print publishing and television and film operations (although there is no assurance that the Company will expand or that such expansion will be profitable). Such expansion may include future acquisitions of library product or other assets complementary to its current operations or acquisition of rights involving significantly greater outlays of capital than required in the business conducted to date by the Company. Expansion of the Company or acquisitions of particular properties or libraries, to a significant extent, would require capital resources beyond those available to the Company, in which case such expansion will be dependent upon the ability of the Company to obtain additional sources of working capital, whether through the issuance of additional equity or debt securities, additional bank financing or otherwise. However, there are no assurances that such financing would be available.

NOTE 15 -  FOURTH QUARTER ADJUSTMENTS

     During the fourth quarter of 1995, the Company recorded an increase to the reserve for returns of approximately $1,000,000 due to higher than anticipated return rates principally in its printed book sales.

     During the fourth quarter of 1996, the Company recorded a $1,400,000 write-down in inventory and production costs consisting of (i) approximately $600,000 relating to various titles associated with the O.J. Simpson trial which were written down in the fourth quarter as the estimates for remainder sales timed for the O.J. Simpson civil trial were not realized due to diminished market interest and (ii) efforts to consummate remainder sales of excess inventory have proven more difficult than anticipated due to a general market over-supply in the remainder market and accordingly, such inventory has been written down to revised estimates of remainder or destruction value, as appropriate.

NOTE 16 -  SUBSEQUENT EVENTS

     In March 1997, the Company consummated a deal for an equity investment of $6,000,000 from a private placement. In the first of two closings to be completed under such private placement (i) Media Equities International, L.L.C. ("MEI"), purchased 3,000 shares of the Company's 6% Series B Preferred Stock (the "Series B Preferred Stock") and warrants to purchase 500,000 shares of Common Stock at $2.00 per share, warrants to purchase 500,000 shares of Common Stock at $2.50 per share and warrants to purchase 500,000 shares of Common Stock at $3.00 per share for an aggregate of $3,000,000 and (ii) two of the principal shareholders/officers of the Company purchased 920 shares of the Company's 6% Series C Preferred Stock (the "Series C Preferred Stock") and warrants to purchase 166,666 shares of Common Stock at $2.00 per share, warrants to purchase 166,667 shares of Common Stock at $2.50 per share and warrants to purchase 166,667 shares of Common Stock at $3.00 per share for an aggregate of $920,000 (including the contribution of $676,000 payable by the Company to such shareholders). The agreement contains a commitment for a second closing ("Second Closing"), which is currently expected to be on or before May 25, 1997. At the Second Closing (i) MEI has agreed to purchase 1,000 shares of the Company's Series B Preferred Stock and warrants to purchase 166,666 shares of Common Stock at $2.00 per share, warrants to purchase 166,667 shares of Common Stock at $2.50 per share and warrants to purchase 166,667 shares of Common Stock at $3.00 per share for $1,000,000 and (ii) two of the principal shareholders/officers of the Company have agreed to purchase 1,000 shares of the Company's Series C Preferred Stock and warrants to purchase 166,666 shares of Common Stock at $2.00 per share, warrants to purchase 166,667 shares of Common Stock at $2.50 per share and warrants to purchase 166,667 shares of Common Stock at $3.00 per share for an aggregate of $1,000,000 (including the contribution of $175,000 payable by the Company to such shareholders.) Each share of Series B Preferred Stock and Series C Preferred Stock is convertible at the option of the holder thereof into 500 shares of Common Stock, subject to certain anti-dilution adjustments, at any time following the date six months after the issuance thereof. Each of the Series B Preferred Stock and Series C Preferred Stock are redeemable, in whole or in part at the option of the Company, at any time after March 28, 2002 at a redemption price of 110% of the stated value ($1,000) plus all accumulated but unpaid dividends thereon (plus interest on such accumulations).

      In October 1996 Morgan Fuller completed a loan to the Company in the aggregate amount of $800,000. Such loan bore interest at the rate of 10% per annum. In April 1997, the Company retired $500,000 of its loan from Morgan Fuller in exchange for 210,526 shares of the Company's Common Stock along with warrants to purchase 35,088 shares of the Company's Common Stock at $2.50 per share, warrants to purchase 35,088 shares of the Company's Common Stock at $3.50 per share and warrants to purchase 35,087 shares of the Company's Common Stock at $4.50 per share. The balance of the loan plus accrued interest was repaid in cash.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of April, 1997.

                                              DOVE ENTERTAINMENT, INC.


                                              By    /s/ Michael Viner
                                                    ------------------------
                                                    Michael Viner, President

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


       SIGNATURE                        TITLE                     DATE
/s/ Michael Viner             Chief Executive Officer,            April 14, 1997
-------------------------     President and Director
Michael Viner



/s/ Lee Ruttenberg            Acting Chief Financial Officer and  April 14, 1997
-------------------------     Acting Chief Accounting Officer
Lee Ruttenberg


/s/ Gerald Leider             Chairman and Director               April 14, 1997
-------------------------
Gerald Leider


                              Vice President, Secretary and       April __, 1997
-------------------------     Director
Deborah Raffin



/s/ Steven Soloway            Vice President, General Counsel     April 14, 1997
-------------------------     and Director
Steven Soloway



/s/ James Belasco             Director                            April 14, 1997
-------------------------
 James Belasco


/s/ Steven Mayer              Director                            April 14, 1997
-------------------------
Steven Mayer

       SIGNATURE                        TITLE                     DATE


/s/ Ronald Lightstone         Director                            April 14, 1997
-------------------------
Ronald Lightstone


                              Director                            April __, 1997
-------------------------
Ken Gorman


                              Director                            April __, 1997
-------------------------
John T. Healy


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

         3.5            Bylaws of the Company, as amended (filed as Exhibit 3.5 to the
                        Registration Statement)

         3.6            Certificate of Amendment of Articles of Incorporation of the
                        Company filed with the Secretary of State of the State of
                        California on December 24, 1996

         3.7            Form of Amendment to Bylaws dated as of November 7, 1996

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

         4.9            Placement Agent Warrant (filed as the same numbered Exhibit to the
                        Annual Report on Form 10-KSB for the fiscal year ended 1995)

        4.10            Form of Registration Rights Agreement (filed as the same numbered
                        Exhibit to the Annual Report on Form 10-KSB for the fiscal year ended 1995)

        4.11            Form of Common Stock Purchase Warrant (filed as the same numbered
                        Exhibit to the Annual Report on Form 10-KSB for the fiscal year ended 1995)

        4.12            Form of Warrant Agreement dated as of October 1, 1996

        4.13            Certificate of Determination of the Series B Preferred Stock
                        of the Company

        4.14            Warrant Agreement dated as of March 27, 1997 between the Company and Media Equities International, LLC

        4.15            Certificate of Determination of the Series C Preferred Stock
                        of the Company

        4.16            Warrant Agreement dated as of March 27, 1997 between the Company,
                        Michael Viner and Deborah Raffin Viner

        4.17            Certificate of Determination of the Series D Preferred Stock
                        of the Company

        4.18            Form of Warrant Agreement dated as of April 1, 1997

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

       10.21            Agreement between the Company and Reader's Digest Association, Inc.
                        dated as of March 15, 1995 (filed as the same numbered Exhibit to the
                        Annual Report on Form 10-KSB for the fiscal year ended 1994)

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

       10.25            Employment Agreement dated as of January 1, 1995 between the
                        Company and Michael Viner

       10.26            Employment Agreement dated as of January 1, 1995 between the
                        Company and Deborah Raffin

       10.27            Term Loan Agreement, dated August 16, 1996, by and between
                        Sanwa Bank California and the Company (filed as Exhibit 10.1 to the
                        Quarterly Report on Form 10-QSB filed with the Commission on
                        November 14, 1996)

       10.28            Continuing Guaranty, dated as of August 16, 1996, of Michael Viner
                        (filed as Exhibit 10.2 to the Quarterly Report on Form 10-QSB filed with the Commission on November 14, 1996)

       10.29            Continuing Guaranty, dated as of August 16, 1996, of Deborah Raffin
                        (filed as Exhibit 10.3 to the Quarterly Report on Form 10-QSB filed with the Commission on November 14, 1996)

       10.30            Security Agreement, dated August 16, 1996, by and between Sanwa Bank
                        California, Four Point and the Company (filed as Exhibit 10.4 to the
                        Quarterly Report on Form 10-QSB filed with the Commission on
                        November 14, 1996)

       10.31            Letter Agreement, dated September 12, 1996, by and between Dove
                        International, Inc., Guinness, Mahon & Co. Limited, Samuelson
                        Entertainment Limited and Michael Viner (filed as Exhibit 10.5 to the
                        Quarterly Report on Form 10-QSB filed with the Commission on
                        November 14, 1996)

       10.32            Consultancy Letter Agreement dated as of May 16, 1996 between the
                        Company and Gerald Leider

       10.33            Separation Agreement dated as of May 31, 1996 by and between the
                        Company and Dimitri T. Skouras

       10.34            Key Executive Severance Agreement dated as of September 4, 1996 by and between the Company and Gerald Leider

       10.35            Letter Agreement dated September 12, 1996 between the
                        Company, Michael Viner and Deborah Raffin

       10.36 Financial Advisor Agreement dated as of September 30, 1996 between the Company and Morgan Fuller Capital Group, LLC

       10.37            Non-Qualified Stock Option Agreement dated as of October 15, 1996 by and between the Company and Steve Soloway

       10.38            Employment Agreement dated as of October 16, 1996 by and between the Company and Steven Soloway

       10.39            Form of First Amendment to the Company's 1994 Stock Incentive Plan
                        dated November 7, 1996

       10.40            Stock Purchase Agreement dated as of March 27, 1997 among the
                        Company, Media Equities International, LLC, Michael Viner and
                        Deborah Raffin Viner

       10.41            Shareholders Voting Agreement dated as of March 27, 1997 by and between Media Equities International, LLC, Michael Viner and
                        Deborah Raffin Viner

       10.42            Pledge Agreement dated as of March 27, 1997 among Media Equities
                        International, LLC, Michael Viner and Deborah Raffin Viner

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

          21            Subsidiaries of Dove (filed as Exhibit 21 to the Annual Report on
                        Form 10-KSB for the fiscal year ended 1995)

          23            Consent of KPMG Peat Marwick LLP

          27            Financial Data Schedule