Form 10KSB/A
period 1996-12-31
DOVE AUDIO INC
filed 1997-04-30
CIK 930436

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A
                                (Amendment No.1)

(MARK ONE)
       /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ___________ TO ______________

                         COMMISSION FILE NUMBER 0-24984

                            DOVE ENTERTAINMENT, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

               CALIFORNIA                                       95-4015834
     -------------------------------                        -------------------
     (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

          8955 BEVERLY BOULEVARD
         LOS ANGELES, CALIFORNIA                                   90048
----------------------------------------                        ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

Registrant's telephone number, including area code: (310) 786-1600.

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ending December 31, 1996 were approximately $26,853,000

As of April 24, 1997, the aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $5,500,588 based upon the average closing bid and asked price of such stock on such date.

Transitional Small Business Disclosure format: Yes [ ]  No [X]

Shares outstanding as of April 24, 1997:  5,523,766

================================================================================

         The undersigned registrant (the "Registrant") hereby amends the following items of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 (the "Report") as follows:

                                    PART III

         The Registrant hereby deletes the information set forth under Items 9, 10, 11 and 12 of the Report and replaces such items in their entirety as set forth below.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Directors of the Dove Entertainment, Inc. ("Dove" or "the Company") are elected annually by the shareholders to serve for a term of one year or until their successors are duly elected and qualified. Executive officers are elected by and serve at the discretion of the Board of Directors (the "Board"), subject to the rights, if any, of the executive officer under any contract of employment. Michael Viner and Deborah Raffin are spouses; no other family relationships exist between or among any of the executive officers or directors of the Company.

         The following table sets forth certain biographical information with respect to the directors and executive officers of the Company.

           Name             Age                    Position
           ----             ---                    --------
Michael Viner(1)            53      President, Chief Executive Officer and Director
Deborah Raffin              44      Executive Vice President, Secretary and Director
Lee Ruttenberg              38      Acting Chief Financial Officer
Neil Topham                 48      Chief Financial Officer Designee
Ronald M. Ziskin            45      Chief Operating Officer of Dove Four Point, Inc.
Steven Soloway              36      General Counsel, Vice President of Business Affairs
                                    and Director
Gerald Leider(1)            65      Chairman of the Board and Director
James Belasco               61      Director
Steven F. Mayer             37      Director
Ronald Lightstone(1)        58      Director
John T. Healy               57      Director
Kenneth F. Gorman           58      Director

-------------------
(1)  Member of Executive Committee.

         Mr. Viner and Ms. Raffin have been directors of the Company since its inception in 1985. James Belasco has been a director of the Company since being named to fill a vacancy on the Board in April 1995. Gerald Leider has been a director since June 1995. Mr. Mayer has been a Director since November 1996. Steven Soloway has been a director since December 1996. Messrs. Lightstone, Healy and Gorman have been directors since March 1997.

         Pursuant to the placement agent agreement entered into by the Company in December 1995 in connection with a private placement, the Company agreed that the placement agent, Whale Securities Co., L.P. ("Whale Securities"), and its successors will have the right to designate a nominee for election, at its or their option, either as a member or a non-voting advisor to the Board, and the Company agreed to use its reasonable best efforts to cause such nominee to be elected and continue in office until December 14, 1997. The Company believes that this right has been orally waived but has been advised by such placement agent that it does not believe that any such waiver is in effect, and that it has named Steven Mayer as its designee. According to a Schedule 13D filed on February 10, 1997 by Norton Herrick, Whale Securities has agreed to either (i) assign to Mr. Herrick its rights to nominate a member to the Board or
(ii) not exercise such right without the prior approval of Mr. Herrick. In addition, until December 1, 1999, the managing underwriter of the Company's initial public offering, Joseph Stevens & Company, L.P., ("Joseph Stevens & Company") has the right to designate either one member of the Board or a person to attend and observe meetings of the Board. Mr. Mayer has been designated to serve on the Board by Joseph Stevens & Company.

         Pursuant to the Four Point Entertainment, Inc. ("Four Point") acquisition agreement entered into by the Company in April 1996, the Company agreed to use its best efforts to appoint Shukri Ghalayini to the Board. In June 1996, Mr. Ghalayini's employment with the Company terminated. The Company believes that Mr. Ghalayini's right to be on the Board has terminated and he is not currently serving on the Board.

         Pursuant to a stock purchase agreement (the "Stock Purchase Agreement") entered into by the Company in March 1997 in connection with a private placement, the Company agreed that Media Equities International, LLC ("MEI") shall have the right, for so long as it owns at least 750,000 shares of Common Stock (the "Common Stock"), par value $.01 per share (assuming for this purpose the full conversion of all shares of 6% Series B Preferred Stock of the Company, par value $.01 per share (the "Series B Preferred Stock"), then held by MEI), to nominate three members of the Company's Board. Messrs. Lightstone, Healy and Gorman have been designated pursuant to such right. In addition, in the event that the Company breaches certain covenants of such stock purchase agreement and such breach is continuing unremedied for a period of thirty (30) days after notice thereof, MEI will have the right to nominate two additional directors effectively giving MEI the right to nominate a majority of the Board, which directors shall continue to serve until the earlier of the next occurring annual meeting of the shareholders of the Company following the cure of any such breach or until MEI no longer owns at least such 750,000 shares of Common Stock.

         As part of the transactions pursuant to which MEI, Mr. Viner and Ms. Raffin acquired shares of Series B Preferred Stock and Series C Preferred Stock, respectively, MEI, Mr. Viner and Ms. Raffin entered into a shareholders voting agreement, dated March 27, 1997 pursuant to which Mr. Viner and Ms. Raffin agreed to vote all of their voting stock for the election as directors of all director nominees of MEI, to the extent MEI had at such time a right to make such nominations in accordance with certain applicable agreements, to use their reasonable best efforts to cause their affiliates to vote their voting stock for such nominees and to use their reasonable best efforts to take all steps necessary to cause the election of such nominees.

         MICHAEL VINER is the President and Chief Executive Officer, and was co-founder of the Company in 1985. Mr. Viner also produces films for the Company's film division and, in addition, has produced various other television programs, movies and miniseries and feature films. Mr. Viner is the author of "365 Ways You Can Save The Earth," "Final Exit for Cats" and the Company's "Final Exit for Barney." Mr. Viner's professional activities prior to founding the Company include producing records for hit artists such as Sammy Davis, Jr. (platinum record "Candy Man"), Frank Sinatra, George Burns and Hank Williams, Jr. Mr. Viner headed a division of MGM Records from 1971 to 1976, and he has also produced two presidential inaugurals.

         DEBORAH RAFFIN is the co-founder and Executive Vice President of the Company and President of the Company's Dove Kids and Dove Multimedia divisions. She has been a director of the Company since its founding and has served as Secretary since March 1995. Ms. Raffin oversees the entire audio book department and is involved in producing, directing, casting, new media ventures, acquisitions, new interactive books, tapes and computer programs, films and other

Company projects. Ms. Raffin also continues to star in films. These include "Touched By Love," "Noble House" and "Haywire." She also co-produced and starred in the highly-rated CBS movie-of-the-week based on LaVyrle Spencer's bestselling novel, "Home Song." Ms. Raffin co-produced "Family Blessings," another film based on a Spencer novel. In 1993, she received a Grammy Award as producer for the audio, "Audrey Hepburn's Enchanted Tales."

         LEE RUTTENBERG joined the Company as Acting Chief Financial Officer in October, 1996. Mr. Ruttenberg is a consultant, and has been providing business advisory services, to the entertainment and multimedia industries since 1988, through Lee Ruttenberg & Associates. From 1986 to 1987, he was employed by Carolco Pictures, Inc. as its Controller. Mr. Ruttenberg is a Certified Public Accountant and was employed, prior to working for Carolco Pictures, Inc., for approximately six years by two of the former big eight public accounting firms, Ernst & Whinney - one of the predecessor firms to Ernst & Young LLP, and Deloitte, Haskins & Sells - one of the predecessor firms to Deloitte & Touche LLP.

        NEIL TOPHAM joined the Company in April 1997 as an advisor. Effective May 1, 1997, Mr. Topham will be Acting Chief Financial Officer of the Company. From March 1996 through April 1997, Mr. Topham has been a consultant providing business advisory services in the publishing and retail industries. He was employed by HarperCollins Publishers, Inc., as Chief Financial Officer from 1990 until March 1996, and prior thereto served in the capacity of Vice President Finance and Systems from 1987 until 1990. Prior to joining HarperCollins Publishers, Inc., Mr. Topham was Director of Finance for William Collins Publishers Pty. Ltd., Sydney, Australia. Mr. Topham is a Chartered Accountant (Australia) and was employed by Priestley & Morris, Chartered Accountants for seven years prior to joining William Collins Pty. Ltd.

         RONALD M. ZISKIN has been the Chief Operating Officer of the Company's Dove Four Point, Inc. ("Dove Four Point") subsidiary since its creation by the Company in April 1996. Mr. Ziskin co-founded and served as President of Four Point from 1984 to April 1996,. As such, Mr. Ziskin was responsible for the development and production of "American Gladiators," and created the successful franchises of "Haunted Lives" and "Dead Ghosts" prime time specials for CBS and UPN, respectively. Mr. Ziskin has also produced and executive produced the Fox prime time drama "Likely Suspects," the "Sandblast" franchise for MTV and "The Gordon Elliott Show" pilot for CBS/20th TV.

         STEVEN SOLOWAY has been a director of the Company since December 1996 and joined the Company as its General Counsel and Vice President of Business Affairs in March 1995. Prior to joining the Company, Mr. Soloway was engaged in business litigation practice; most recently at the law firms of Russ, August & Kabat from June 1994 through March 1995, Tucker & Baum from March 1993 through May 1994 and Mayer Glassman & Gaines from January 1991 through February 1993.

         GERALD LEIDER has been a director of the Company since June, 1995 and Chairman of the Board since June 1996. Since June 1996, Mr. Leider has served as a part-time consultant to the Company through his management company, The Jerry Leider Company. Since January 1991, Mr. Leider has been President of The Jerry Leider Company, a producer of feature films for theatrical, television and cable distribution. Mr. Leider is a past Co-Chairman of the Caucus for Producers, Writers and Directors and, from 1984 to 1991 was Chairman and Chief Executive Officer of ITC Entertainment Group, a worldwide film and television production and distribution company. From 1969 to 1977, Mr. Leider held several positions with Warner Bros. Television, including President and Executive Vice President in charge of foreign production. Mr. Leider was educated at Syracuse University and Bristol University, England where he was a Fullbright Scholar.

         JAMES BELASCO, a director of the Company since June 1995, has been a Professor of Management at San Diego State University since 1971. Mr. Belasco also provides business consulting services through his affiliation with Management Development Associates and is the author of such books as "Teaching The Elephant to Dance," "Empowering Change in Your Organization," "Flight of The Buffalo," and "Soaring to Excellence."

         STEVEN F. MAYER has served as a director of the Company since November 1996. Since November 1996, Mr. Mayer has been a managing director of Libra Investments, Inc., an investment and merchant banking firm. From June 1994 until November 1996, Mr. Mayer was the president and managing director of Aries Capital Group, LLC, a private investment firm. From April 1992 until June 1994, Mr. Mayer was an investment banker with Apollo Advisors, L.P. and Lion Advisors, L.P., affiliated private investment firms. Prior to that time, Mr. Mayer was a lawyer with Sullivan & Cromwell specializing in mergers, acquisitions, divestitures, leveraged buyouts and corporate finance. Mr. Mayer is a member of the Boards of Chicago Pizza & Brewery, Inc., a restaurant company and Electropharmacology, Inc., medical device manufacturer. In addition, Mr. Mayer has served as the chairman or a member of numerous creditors' committees. Mr. Mayer is a graduate of Princeton University and Harvard Law School.

         RONALD LIGHTSTONE has been a director of the Company since March 1997. Mr. Lightstone has served as Chairman of Multimedia Labs, Inc., a manufacturer of multimedia equipment, since February 1994. From March 1992 to April 1994, he was a member of the Board of Starsight Entertainment, a provider of an electronic on screen television guide. Since October 1993, Mr. Lightstone has been providing advisory services and engaging in investing activities in all media. From December 1990 to October 1993, he was Chief Executive Officer and a member of the Board of Spelling Entertainment Group, Inc. From September 1982 to September 1987 he was Senior Vice President of Viacom International Inc., and from December 1980 until September 1982 he was Senior Vice President, Business Affairs of the Viacom Entertainment Group. Prior to that he was Vice President and General Counsel of Viacom from November 1975 until December 1980. Mr. Lightstone is a graduate of Columbia University and New York University School of Law.

         KENNETH F. GORMAN has been a director of the Company since March 1997. Since October 1987, he has been Managing Director and a co-owner of Apollo Partners Ltd., which is involved in the acquisition of companies in the media, communications, entertainment and broadcasting fields. Mr. Gorman originally joined Viacom in 1971 and served in various capacities, including Executive Vice President and a member of the Board of Viacom International Inc. from October 1983 until September 1987 and Chairman of the Viacom Networks Group from January 1986 until September 1987. Before joining Viacom, he was with the CBS Broadcast Group, serving in various positions, including Controller of CBS Radio. Mr. Gorman started his career in 1961 at the National Broadcasting Company (NBC Radio Division). Mr. Gorman received a bachelor's degree in accounting from St. John's University in New York in 1962 and an honorary doctorate degree in 1994. He was a recipient of the President's Award of the National Cable Association in 1978 and is a member of the International Radio and Television Society. He formerly served as the

Treasurer and Director of the International Council of the National Academy of Television Arts and Sciences. Mr. Gorman currently serves as Chairman of IDC Services, Inc. and is a Director of the Musicland Group, Inc., International Post Ltd., Entertainment Partners, Talent Partners and Doane Agricultural Services Company, and a member of the Advisory Board of St. John's University.

         JOHN T. HEALY has been a director of the Company since March 1997. Since February 1997, he has been a principal of The H.A.M. Media Group, LLC, which engages in investments and provides advisory services in all media. Mr. Healy has served as an advisor to Disney/ABC International Television since July 1996. He originally joined ABC in August of 1970 and held various executive positions including Vice President Corporate Planning (1976), Vice President, ABC Video Enterprises (1983), President, ABC Distribution Company (1986). Most recently, he was President of ABC International Operations and Executive Vice President of ABC Cable & International Broadcast Group from July 1993 to July 1996. Mr. Healy was a member of the Board of Directors of Arts & Entertainment (which became A&E Networks), Lifetime and ESPN cable services from their inception until his resignation from the ABC Company in July 1996.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and the Nasdaq Stock Market. Officers, directors and greater than ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during fiscal 1996, Lee Ruttenberg, the Acting Chief Financial Officer of the Company, failed to file on a timely basis one report, covering one transaction.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY OF EXECUTIVE COMPENSATION

         The following table sets forth the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 1996, 1995 and 1994, respectively, of the Company's Chief Executive Officer and the three other executive officers of the Company who received compensation in excess of $100,000 during the fiscal years ended December 31, 1996, 1995 and 1994:

                                                                             Securities
     Name and                   Fiscal                                       Underlying            All Other
Principal Position               Year          Salary          Bonus         Options/SARs          Compensation
------------------               ----          ------          -----         -----------           ------------
Michael Viner                   1996            $312,500          --             50,000(1)           15,275(2)(3)(4)(5)(6)
   President, Chief             1995             230,000          --                --               12,497(2)(3)(4)(5)(6)
   Executive Officer            1994             200,000          --            250,000(7)           34,955(2)(3)
   and Director

Deborah Raffin                  1996            $250,000          --             50,000(1)            9,288(5)(8)(9)
   Executive Vice               1995             115,000          --                --               11,522(5)(8)
   President, Secretary         1994                 --           --            250,000(7)              -- (9)
   and Director

Ron Ziskin                      1996            $205,833(10)      --            300,000(11)             --
   Chief Operating              1995                 --           --                --                  --
   Officer of Dove              1994                 --           --                --                  --
   Four Point, Inc.

Steven Soloway                  1996            $120,077       $10,000            30,000(12)          2,000(13)
   General Counsel              1995             100,000        10,000             6,000(12)            --
   and Director                 1994                 --         --                  --                  --

-------------
(1) Options granted exercisable in accordance with the terms of the Plan with an exercise price of $3.50 per share.

(2)      Includes $11,008, $12,497 and $22,655 (which $22,655 amount includes amounts paid to Mr. Viner on behalf of Ms. Raffin's automobile) paid to Mr. Viner for an automobile allowance, automobile insurance and expenses incidental to operation of an automobile for 1996, 1995 and 1994, respectively.

(3) Does not include $17,354, $3,229 and $4,141 in medical expenses and insurance premiums for Mr. Viner paid in fiscal 1996, 1995 and 1994, respectively.

(4) Amount does not include $14,000 and $66,000 paid to Mr. Viner in 1996 and 1995, respectively, for the business rental of a condominium owned by Mr. Viner. See "Certain Relationships and Related Transactions."

(5) This amount does not include compensation paid to Mr. Viner or Ms. Raffin for production, directing and acting services, as applicable, related to the making of "Home Song" and "Family Blessings." See "Certain Relationships and Related Transactions."

(6) Does not include $2,250 and $4,010 in life insurance premiums paid in fiscal 1996 and 1995, respectively, on a policy covering Mr. Viner's life. The Company and Ms. Raffin are equal beneficiaries under such policy.

(7) An option to purchase an aggregate of 250,000 shares of Common Stock for $.01 per share granted jointly to Mr. Viner and Ms. Raffin in September 1994 in satisfaction of, among other things, compensation previously deferred by them.

(8) Includes $11,522 and $9,288 paid to Ms. Raffin for an automobile allowance, automobile insurance and expenses incidental to the operation of an automobile for 1996 and 1995, respectively.

(9) Does not include $3,850 and $2,442 in medical insurance premiums for Ms. Raffin paid in fiscal 1996 and 1994, respectively.

(10) Amount represents Mr. Ziskin's salary for 1996 which amount represents a pro rata portion of his yearly salary and annual advance against producer fees. See " -- Employment Agreement."

(11) Options were granted outside of the Plan and have an exercise price of $11.00 per share.

(12) Options granted to Mr. Soloway are exercisable in accordance with terms of the Plan. An option to purchase 2,000 shares of Common Stock granted in 1995 has an exercise price of $6.75 per share; an option to purchase 4,000 shares of Common Stock granted in 1995 has an exercise price of $10.00 per share; and an option to purchase 30,000 shares of Common Stock granted in 1996 has an exercise price of $2.50 per share.

(13) Includes $2,000 paid to Mr. Soloway for an automobile allowance, automobile insurance and expenses incidental to operation of an automobile for 1996.

EMPLOYMENT AGREEMENTS

       Pursuant to an employment agreement dated as of January 1, 1995, which expires January 1, 2002, Michael Viner is employed by the Company as its President and Chief Executive Officer. Pursuant to such agreement Mr. Viner shall be paid a base salary of at least $230,000 per year subject to an increase thereof as determined by the Board in its sole discretion. The Board approved an annual salary increase to $312,000 per year for Mr. Viner for the 1996 fiscal year, after a review by KPMG Peat Marwick LLP Compensation and Benefits division (the "KPMG Compensation Division"). In addition to base salary, as may be adjusted from time to time, Mr. Viner is entitled under such agreement to (i) a bonus as agreed to by the Company; (ii) medical and dental insurance and reimbursement of medical and dental expenses up to $25,000 per year; (ii) a life insurance policy in the amount of $1,000,000, with proceeds of such policy to be split evenly between the Company and Deborah Raffin, his wife, and the premium paid by the Company; (iii) payment of all costs incidental to owning or leasing and operating an automobile; (iv) participation in any benefit program the Company has in effect or establishes for senior executives; (v) vacation and sick leave; and (vi) reimbursement of reasonable business expenses and a $50,000 per year non-accountable expense allowance ((i) through (vi) collectively, the "Benefits"). No such non-accountable expense allowance was paid to Mr. Viner in either 1996 or 1995. Mr. Viner may terminate such agreement upon 30 days' written notice to the Company. In addition, in connection with the guarantee by Mr. Viner of certain obligation of the Company, in September 1996
Mr. Viner entered
into an agreement pursuant to which he would be entitled to certain payments upon the occurrence of certain events. See "Certain Relationships and Related Transactions."

       Pursuant to an employment agreement dated as of January 1, 1995, which expires January 1, 2002, Deborah Raffin is employed by the Company as its Executive Vice President and Secretary. Pursuant to such agreement Ms. Raffin shall be paid a base salary of at least $115,000 per year subject to an increase thereof as determined by the Board in its sole discretion. The Board approved an annual salary increase to $250,000 per year for Ms. Raffin for the 1996 fiscal year after a review by the KPMG Compensation Division. In addition to base salary, as may be adjusted from time to time, Ms. Raffin is entitled under her employment agreement to the same Benefits as Mr. Viner with two exceptions: Ms. Raffin is not entitled to a life insurance policy and she is entitled to a $25,000 per year non-accountable expense allowance. No such non-accountable expense allowance was paid to Ms. Raffin in either 1996 or 1995. Ms. Raffin may terminate such agreement upon 30 days' written notice to the Company. In addition, in connection with the guarantee by Ms. Raffin of certain obligation of the Company, in September 1996 Ms. Raffin entered into an agreement pursuant to which she would be entitled to certain payments upon the occurrence of certain events. See "Certain Relationships and Related Transactions."

       The increases in each of the salaries of Mr. Viner and Ms. Raffin for fiscal year 1996 was approved following a review by the KPMG Compensation Division which was retained by the Company. The KPMG Compensation Division reviewed compensation levels (base salaries, annual incentives and long-term incentives) for each executive officer relative to competitive compensation levels of other top executives at companies comparable to the Company. This review was undertaken by the Company to establish consistent yet competitive compensation arrangements.

       Pursuant to an agreement, dated October 15, 1996, Lee Ruttenberg is serving as acting Chief Financial Officer of the Company with compensation of $3,000 per week. Under the terms of his agreement, Mr. Ruttenberg received options to purchase 50,000 shares of Common Stock with an exercise price of $2.50 per share. Such options are subject to the terms of the Company's 1994 Stock Incentive Plan (the "Plan"). Additionally, Mr. Ruttenberg earned a bonus in 1997 of $12,000 upon the occurrence of certain events. Such bonus was approved by the Executive Committee of the Board. Mr. Ruttenberg will cease being Acting Chief Financial Officer after April 30, 1997. Commencing May 1, 1997 Mr. Ruttenberg will serve the Company as an independent consultant and receive compensation on an hourly basis.

       Pursuant to an agreement entered into in April 1997, Neil Topham has agreed to join the Company as an advisor for a period of at least two months. Effective May 1, 1997, Mr. Topham will be Acting Chief Financial Officer. Mr. Topham shall be paid a salary of $175,000, on an annualized basis.

       Pursuant to an employment agreement, dated as of October 15, 1996, which expires on October 15, 1999, Steven Soloway is employed by the Company as its General Counsel and Vice President of Business Affairs. The Company may terminate such agreement upon written notice to Mr. Soloway, upon Mr. Soloway's death or Disability or for Cause, each as defined in such agreement. If Mr. Soloway's employment is terminated for any reason, the Company shall pay all amounts accrued through the date of such termination. Further, if Mr. Soloway is terminated without cause (which Mr. Soloway may elect to include a merger or consolidation with, purchase of assets by or other transfer of assets to a successor to the Company, other than a related company, or the occurrence of an Event (as defined in the Plan), the Company shall be obligated to pay
Mr. Soloway his base salary through the remainder of the term of such agreement and all options granted to him pursuant to such agreement shall automatically vest and be exercisable. As part of the transactions contemplated by the Stock Purchase Agreement, Mr. Soloway waived the application of such provision to the acquisition by MEI of not more than 40% of the outstanding shares of Common Stock and the election of representatives of MEI to the Board pursuant to, or as contemplated by, the Stock Purchase Agreement. The employment agreement provides for a base salary of $125,000 per year and an annual salary increase of at least 10% of the then current base salary. Under the terms of such agreement, in October 1996 Mr. Soloway was granted options to purchase 30,000 shares of Common Stock pursuant to the terms of the Plan with an exercise price of $2.50 per share. The employment agreement also provides for an annual bonus of at least $10,000.

        The Company has entered into a three-year employment agreement with Ronald M. Ziskin pursuant to which he will be the Chief Operating Officer of Dove Four Point. Such agreement expires in April 1999. Mr. Ziskin receives an annual base salary of $200,000, annual advances against producer fees of $100,000 per year and customary fringe benefits. In addition, Mr. Ziskin was granted options to acquire 300,000 shares of Common Stock at an exercise price of $11.00 per share which options vest upon the achievement of certain performance criteria or, if earlier, nine years and eleven months after the date of the grant of such options.

OPTION/SAR GRANTS IN 1995

       There were no SARs granted to named executive officers during 1996. The following table sets forth stock options granted to named executive officers during 1996.

                  Number of         Percent of
                  Securities        Total Options/
                  Underlying        SARs Granted       Exercise Or
                  Options/SARs      To Employees       Base Price
Name              Granted           In Fiscal Year    ($/Share)        Expiration Date
----              -------           --------------    ------------     ---------------
Michael Viner        50,000               9%             $3.50           11/29/2004
Deborah Raffin       50,000               9%             $3.50           11/29/2004
Lee Ruttenberg       50,000               9%             $2.50           11/29/2004
Ronald M. Ziskin    300,000              55%            $11.00             5/1/2006
Steven Soloway       30,000               5%             $2.50           11/29/2004

OPTION EXERCISES IN 1996 AND YEAR-END OPTION VALUES

         No stock options were exercised by any named executive officer during 1996. The following table provides certain information concerning the number of shares covered by both exercisable and non-exercisable stock options held as of December 31, 1996. Also shown are values for "in-the-money" options, which represent the positive difference between the exercise price of such options and the price of the Common Stock at year end.

AGGREGATED YEAR-END OPTION VALUES


                        Number of Securities                                                             Value of Unexercised
                        Underlying                Number of Securities        Value of Unexercised       In-The-Money Options/
                        Unexercised Options/      Underlying Unexercised      In-The-Money Options/      SARs At Fiscal
                        SARs At Fiscal Year       Options/SARs At Fiscal      SARs At Fiscal Year        Year End
Name                    End Exercisable           Year End Unexercisable      End Exercisable ($)(1)     Unexercisable ($)(1)
----                    --------------------      ----------------------      ----------------------     --------------------
Michael Viner               267,667(2)                  33,333                     $  341,250                   --

Deborah Raffin              267,667(2)                  33,333                        341,250                   --

Lee Ruttenberg               16,667                     33,333                        --                        --

Ronald M. Ziskin            300,000(3)                 300,000(3)                     --                        --

Steven Soloway               14,000                     22,000                        --                        --

-----------

(1) Based on a closing price of $1.375 per share of Common Stock on December 31, 1996, the last trading day of fiscal year 1996.

(2) Includes options to acquire an aggregate of 250,000 shares of Common Stock, held jointly by Mr. Viner and Ms. Raffin.

(3) Options vest on the date nine years and eleven months after the date of the grant and such vesting will accelerate upon Dove Four Point meeting certain performance criteria. Based upon measurement of such performance none of these options will be exercisable within the next 60 days.

PLAN SUMMARY

         The Company's Plan authorizes the granting of stock incentive awards ("Awards") to qualified officers, employee directors, key employees and third parties providing valuable services to the Company, e.g., independent contractors, consultants and advisors to the Company. At April 24, 1997, options to purchase 463,999 shares of Common Stock had been granted and were outstanding under the Plan out of an aggregate of 750,000 shares authorized for issuance under the Plan. In addition, options to purchase 300,000 shares of Common Stock had been granted in 1996 outside of the Plan and were outstanding as of April 24, 1997. The Plan is administered by the Board or by a committee appointed by the Board and consisting of two or more members, each of whom must be disinterested (the "Committee"). The Committee determines the number of shares to be covered by an Award (provided that in any calendar year no more than 250,000 Options or SARs (each as defined below) may be granted to a participant), the term and exercise price, if any, of the Award and other terms and provisions of Awards. Members of the Committee receive formula awards.

         Awards can be Stock Options ("Options"), Stock Appreciation Rights ("SARs"), Performance Share Awards ("PSAs") and Restricted Stock Awards ("RSAs"). The number and kind of shares available under the Plan are subject to adjustment in certain events. Shares relating to Options or SARs which are not exercised, shares relating to RSAs which do not vest and shares relating to PSAs which are not issued will again be available for issuance under the Plan.

         An Option may be an incentive stock option ("ISO") or a nonqualified Option. The exercise price for Options is to be determined by the Committee, but in the case of an ISO is not to be less than fair market value on the date the Option is granted (110% of fair market value in the case of an ISO granted to any person who owns more than 10% of the Common Stock). The award agreement may provide for "cashless" exercise and payment. Subject to early termination or acceleration provisions, an Option is exercisable, in whole or in part, from the date specified in the related award agreement (which may be six months after the date of grant) until the expiration date determined by the Committee.

         An SAR is the right to receive payment based on the appreciation in the fair market value of Common Stock from the date of grant to the date of exercise. In its discretion, the Committee any grant an SAR concurrently with the grant of an Option. An SAR is only exercisable at such time, and to the extent, that the related Option is exercisable. Upon exercise of an SAR, the holder receives for each share with respect to which the SAR is exercised an amount equal to the difference between the exercise price under the related Option and the fair market value of a share of Common Stock on the date of exercise of the SAR. The Committee in its discretion may pay the amount in cash, shares of Common Stock, or a combination thereof.

         An RSA is an award of a fixed number of shares of Common Stock subject to restrictions. The Committee specifies the prices, if any, the recipient must pay for such shares. Shares included in an RSA may not be sold, assigned, transferred, pledged or otherwise disposed of or encumbered until they have vested. These restrictions may not terminate earlier than six months after the award date. The recipient is entitled to dividend and voting rights pertaining to such RSA shares even though they have not vested, so long as such shares have not been forfeited.

         A PSA is an award of a fixed number of shares of Common Stock, the issuance of which is contingent upon the attainment of such performance objectives, and the payment of such consideration, if any, as is specified by the Committee. Issuance shall in any case not earlier than six months after the award date.

         To date, no SAR, RSA or PSA awards have been granted by the Company.

         The options granted under the Plan are not transferable other than by will or the laws of descent and distribution. Unexercised options generally lapse three months after termination of employment other than by reason of retirement, disability or death in which case it terminates one year thereafter.

         The exercisability of all outstanding Awards will be accelerated, subject to the discretion of the Committee to prevent such acceleration, upon the occurrence of an Event, defined in the Plan to include approval by the shareholders of the dissolution or liquidation of the Company, certain mergers, consolidations, sale of substantially all of the Company's business and/or assets and a change in control. The Plan defines a change in control to have occurred if (i) a person, as defined in Section 13(d) and 14(d) under the Exchange Act, acquires 35% or more of the outstanding shares of Common Stock of the

Company and (ii) during any two consecutive year periods there has been a change of a majority of the members of the Board, unless the election or nomination of the new Directors has been approved by at least three-fourths of the members still in office from the beginning of the two year period. As part of the Stock Purchase Agreement, the Company waived the application of this provision to the transactions contemplated by the Stock Purchase Agreement, including the sale and issuance of securities in accordance therewith and the election of directors who are representatives of MEI whether pursuant to the terms of the Series B Preferred Stock or pursuant to the Stock Purchase Agreement.

         The Plan provides for anti-dilution adjustments which are applicable in the event of a reorganization, merger, combination recapitalization, reclassification, stock dividend, stock split or reverse stock split; however, no such adjustment need be made if it is determined that the adjustment may result in the receipt of federal taxable income to optionees or the holders of Common Stock or other classes of the Company's securities. Upon the dissolution or liquidation of the Company, or upon a reorganization, merger or consolidation of the Company as a result of which the Company is not the surviving entity, the Plan shall terminate, and any outstanding awards shall terminate and be forfeited unless assumed by the successor corporation.

DIRECTORS COMPENSATION

         The Company has agreed to reimburse each Board members' travel expenses and the Plan provides for an automatic grant of options to purchase 5,000 shares of Common Stock to each of the outside directors. In addition, the Company has granted 10,000 shares in options outside the plan to each of Messrs. Leider, Belasco and Mayer as non-employee Board members for such members' service to the Board during the last year. Directors who are also executive officers of the Company do not receive any additional compensation for serving as members of the Board or any committee thereof.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following tables sets forth information as of April 24, 1997 concerning the shares of capital stock of the Company beneficially owned by each shareholder known to the Company to own beneficially more than five percent (5%) of the outstanding shares of such class by each director and director nominee, by each executive officer and by all executive officers and directors as a group. Unless otherwise specified, the address of each beneficial owner listed below is 8955 Beverly Boulevard, Los Angeles, California 90048.


                                            AMOUNT OF BENEFICIAL
NAME OF BENEFICIAL OWNER                           OWNERSHIP               PERCENTAGE OF CLASS
------------------------                           ---------               -------------------
Michael Viner...................................2,926,449(2)                     41.3%
Deborah Raffin..................................2,926,449(2)                     41.3%
Bruce Maggin....................................2,032,500(3)                     27.0%
John T. Healy ..................................2,005,000(3)                     26.6%
Media Equities International, LLC...............2,000,000(3)                     26.6%
Apollo Partners LLC.............................2,000,000(3)                     26.6%
Terrence A. Elkes...............................2,000,000(3)                     26.6%
Kenneth F. Gorman...............................2,000,000(3)                     26.6%
H.A.M. Media Group LLC..........................2,000,000(3)                     26.6%
Ronald Lightstone...............................2,000,000(3)                     26.6%
Sidney Sheldon....................................664,413(4)                     11.9%
Norton Herrick....................................375,000(5)                      6.6%
Ronald M. Ziskin..................................201,757(6)                      3.6%

Gerald Leider......................................36,000(7)                         *
Lee Ruttenberg.....................................19,167(8)                         *
Steve Soloway......................................14,000(9)                         *
Neil Topham........................................10,000                            *
Steven F. Mayer.................................... 6,667(10)                        *
James Belasco...................................... 4,333(11)                        *

All current directors and executive officers
as a group (twelve individuals)................ 5,223,373(2)(3)(4)(5)(6)
                                                         (7)(8)(9)(10)(11)         57.1%


-------------
*      Less than 1%.

(1) Percentages set forth are based upon 5,523,766 shares of common stock outstanding as of April 24, 1997.

(2) All of such shares are jointly held by Mr. Viner and Ms. Raffin as community property. Includes (i) options to purchase 250,000 shares of Common Stock at an exercise price of $.01 per share; (ii) 33,333 shares of Common Stock issuable upon exercise of options issued in September 1996 with an exercise price of $3.50 per share; (iii) 1,000,000 shares of Common Stock issuable upon exercise of warrants (which shares include warrants to purchase 500,000 shares of Common Stock purchased in March 1997 and warrants to purchase 500,000 shares of Common Stock as to which Mr. Viner and Ms. Raffin are committed to purchase on or before May 25,
       1997) at exercise prices on 333,333 shares of $2.00 per share, on 333,333 shares of $2.50 per share and on 333,334 shares of $3.00 per share; and
       (iv) 284,604 shares of Common Stock issuable upon conversion of 236,192 shares of the Series D Preferred Stock of the Company (convertible into Common Stock at a rate of 1.20497 for each share of Series D Preferred Stock, subject to certain anti-dilutive protections) acquired in a one for one exchange of the Series A Preferred Stock of the Company originally acquired in April 1995. The Series C Preferred Stock table includes 1,920 shares of Series C Preferred Stock of the Company (the "Series C Preferred Stock"), 920 of which were acquired by Mr. Viner and Ms. Raffin in March 1997 and 1,000 shares of which are shares of Series C Preferred Stock as to which Mr. Viner and Ms. Raffin are committed to purchase on or before May 25, 1997. Excludes options, which are not currently exercisable and will not be exercisable within the next 60 days, to purchase a combined total of 66,667 shares of Common Stock at an exercise price of $3.50 per share issued to each of Mr. Viner and Ms. Raffin in September 1996. Assuming full conversion of all shares of Series C Preferred Stock and Series D Preferred Stock, Mr. Viner and Ms. Raffin would beneficially own 3,886,449 shares of Common Stock representing approximately 48.3% of the Common Stock. Assuming full conversion of all shares of Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock and the full exercise by MEI of all of its Warrants, Mr. Viner and Ms. Raffin would beneficially own approximately 32.3% of the Common Stock.

        (3) Based on a Schedule 13-D filed on April 15, 1997. Common Stock table includes 2,000,000 shares of Common Stock issuable to MEI upon exercise of warrants (which shares are issuable upon exercise of warrants to purchase 1,500,000 shares of Common Stock purchased in March 1997 and warrants to purchase 500,000 shares of Common Stock as to which MEI is committed to purchase on or before May 25, 1997) 666,666 shares of Common Stock with an exercise price of $2.00 per share, 666,667 shares of Common Stock within an exercise price of $2.50 per share and 666,667 shares of Common Stock with an exercise price of $3.00 per share. Series B Preferred Stock table includes 4,000 shares of series B Preferred Stock, 3,000 of which were acquired by MEI in March 1997 and 1,000 shares of which are shares of Series B Preferred Stock which MEI is committed to purchase on or before May 25, 1997. None of the Shares of Series B Preferred Stock are convertible within the next 60 days. Does not include shares of Common Stock or Preferred Stock beneficially owned by Mr. Viner and Ms. Raffin subject to the shareholders voting agreement referenced below or any shares of Common Stock issuable in accordance with the MEI consulting arrangement, which amount is not currently determinable. Assuming full conversion of all shares of Series B Preferred Stock, MEI would beneficially own 4,000,000 shares of Common Stock representing approximately 42.0% of the Common Stock. Assuming full conversion of all shares of Series B Preferred Stock, Series C Preferred Stock and all shares of Series D Preferred Stock and the full exercise by Mr. Viner and Ms Raffin of all of their options and warrants, MEI would beneficially own approximately 33.2% of the Common Stock. Apollo Partners LLC ("Apollo"), H.A.M. Media Group LLC ("H.A.M. Media") and Mr. Lightstone are members of MEI. Messrs. Elkes and Gorman are members and managers of Apollo. Messrs. Healy and Maggin are members and managers of H.A.M. Media.

        The business address for MEI, Apollo and Messrs. Elkes and Gorman is One Stamford Plaza, 12th Floor, Stamford, Connecticut 06901. The business address for H.A.M. Media and Messrs. Healy and Maggin is 305 Madison Avenue, Suite 3016, New York, New York 10017. The business address for Mr. Lightstone is 400 Parkwood Drive, Los Angeles, California 90077-3530.

(4) Includes 50,000 shares of Common Stock issuable in exchange for certain rights from Mr. Sheldon in connection with certain of Mr. Sheldon's future books.

(5) Based solely on a Schedule 13D filed on February 10, 1997 by Norton Herrick. Includes 187,500 shares of Common Stock issuable to Mr. Herrick upon exercise of a currently exercisable warrant at $12.00 per share.

(6) Excludes options, which are not currently exercisable and will not be exercisable within the next 60 days, to purchase 300,000 shares of Common Stock with an exercise price of $11.00.

(7) Includes 1,000 shares of Common Stock issuable to Mr. Leider upon exercise of a currently exercisable option with an exercise price of $7.38 per share and 20,000 shares of Common Stock issuable to Mr. Leider upon exercise of a currently exercisable option, with an exercise price of $3.50 per share. Excludes options that are not currently exercisable and will not be exercisable within the next 60 days, including options to purchase 40,000 shares of Common Stock with an exercise price of $3.50 per share granted in September 1996. Includes an aggregate of 5,000 shares of Common Stock which Mr. Leider gifted to his sons as to which he disclaims beneficial ownership.

(8) Includes 16,667 shares of Common Stock issuable to Mr. Ruttenberg upon exercise of a currently exercisable option, with an exercise price of $2.50 per share. Excludes options, which are not currently exercisable and will not be exercisable within the next 60 days, to purchase 33,333 shares of Common Stock with an exercise price of $2.50 per share.

(9) Includes (i) 1,333 shares of Common Stock issuable to Mr. Soloway upon exercise of a currently exercisable option with an exercise price of $6.75 per share; (ii) 2.667 shares of Common Stock issuable to Mr. Soloway upon exercise of a currently exercisable option, with an exercise price of $10.00 per share and (iii) 10,000 shares of Common Stock issuable to Mr. Soloway upon exercise of a currently exercisable option, with an exercise price of $2.50 per share. Excludes options which are not currently exercisable and will not be exercisable within the next 60 days to purchase (i) 667 shares of Common Stock with an exercise price of $6.75 per share, (ii) 1,333 shares of Common Stock with an exercise price of $10.00 per share and (iii) 20,000 shares of Common Stock with an exercise price of $2.50 per share.

(10) Includes 3,333 shares of Common Stock issuable to Mr. Mayer upon exercise of a currently exercisable option, with an exercise price of $3.75 per share, and 3,334 shares of Common Stock issuable to Mr. Mayer upon exercise of a currently exercisable option, with an exercise price of $3.50 per share. Excludes options, which are not currently exercisable and will not be exercisable within the next 60 days, to purchase 6,667 shares of Common Stock with an exercise price of $3.75 per share and 6,666 shares of Common stock with an exercise price of $3.50 per share.

(11) Includes 1,000 shares of Common Stock issuable to Mr. Belasco upon exercise of a currently exercisable option with an exercise price of $9.75 per share and 3,333 shares of

        Common Stock issuable to Mr. Belasco upon exercise of a currently exercisable option with an exercise price of $3.50 per share. Excludes options that are not currently exercisable and will not be exercisable within the next 60 days, including options to purchase 66,667 shares of Common Stock within an exercise price of $3.50 per share granted in September 1996.

         The following table sets forth information relating to the beneficial ownership of the Company's Series B Preferred Stock:

                                            AMOUNT OF BENEFICIAL
NAME OF BENEFICIAL OWNER                           OWNERSHIP               PERCENTAGE OF CLASS
------------------------                           ---------               -------------------
Media Equities International, LLC.................4,000(a)                         100%
Apollo Partners LLC...............................4,000(a)                         100%
Terrence A. Elkes.................................4,000(a)                         100%
Kenneth F. Gorman.................................4,000(a)                         100%
H.A.M. Media Group................................4,000(a)                         100%
John T. Healy.....................................4,000(a)                         100%
Bruce Maggin......................................4,000(a)                         100%
Ronald Lightstone.................................4,000(a)                         100%

         The following table sets forth information relating to the beneficial ownership of the Company's Series C Preferred Stock:

                                            AMOUNT OF BENEFICIAL
NAME OF BENEFICIAL OWNER                           OWNERSHIP               PERCENTAGE OF CLASS
------------------------                           ---------               -------------------
Michael Viner........................................1,920(b)                     100%
Deborah Raffin.......................................1,920(b)                     100%

         The following table sets forth information to the beneficial ownership of the Company's Series D Preferred Stock:

                                            AMOUNT OF BENEFICIAL
NAME OF BENEFICIAL OWNER                           OWNERSHIP               PERCENTAGE OF CLASS
------------------------                           ---------               -------------------
Michael Viner....................................236,192(b)                       100%
Deborah Raffin...................................236,192(b)                       100%

------------
 (a) Each share of Series B Preferred Stock is convertible into 500 shares of Common Stock, subject to certain anti-dilution protections, and has the right to vote together with all other voting classes and series of stock of the Company as a single class on all actions to be taken by the shareholders of the Company. On each such action that the shares of Series B Preferred Stock votes together with other classes, each share of Series B Preferred Stock shall be entitled to such number of votes as such shares are then convertible into. See footnote 3 above.

(b) Each share of Series C Preferred Stock is convertible into 500 shares of Common Stock and each share of Series D Preferred Stock is convertible into
     1.20497 shares of Common Stock, subject in each case to certain anti-dilution protections. Each share of Series C Preferred Stock and Series D Preferred Stock has the right to vote together with all other voting classes and series of stock of the Company as a single class on all actions to be taken by the shareholders of the Company. On each such action that the shares of Series C Preferred Stock and Series D Preferred Stock vote together with other classes, each share of Series C Preferred Stock and Series D Preferred Stock shall be entitled to such number of votes as such shares are then convertible into. See footnote 2 above.

         Pursuant to the Stock Purchase Agreement, MEI has the right to consent, which right of consent is required to be exercised in good faith and in a commercially reasonable manner, prior to the Company undertaking certain activities (including adopting an annual budget, incurring any debt for borrowed money or selling and issuing debt or equity securities (subject to certain limited exceptions) or changing or altering its principal business or entering into new businesses) and prior to the Company's executive officers undertaking certain activities (including certain personnel matters, changes in certain of the Company's outside advisers, certain litigation matters, certain acquisition or production matters and certain other activities).

         MEI, Mr. Viner and Ms. Raffin entered into a pledge agreement, dated March 27, 1997, with the Company pursuant to which MEI agreed to pledge certain of its shares of Series B Preferred Stock and Mr. Viner and Ms. Raffin agreed to pledge certain of their shares of Series C Preferred Stock as collateral to secure the payment for securities as to which they have committed to purchase in the second closing under the Stock Purchase Agreement on or before May 25, 1997.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During 1996 and 1995, the Company made payments totaling $14,000 and $66,000, respectively, to Michael Viner for the business rental of a condominium owned by Mr. Viner. The business rental is $2,000 per month on a month-to-month basis, and the balance of the monies paid to Mr. Viner in 1996 and 1995 represents the settlement of deferred rental amounts owed by the Company to Mr. Viner for previous years which were not previously paid.

        During 1996, the Company entered into three producer service agreements and a directors television motion picture agreement with Mr. Viner, Ms. Raffin and Mr. Leider. The agreements provide for compensation of $50,000 to each such person. In addition, Ms. Raffin has entered into an agreement providing for compensation of $50,000 for her directing and producing services in connection with the movie "Family Blessings."

        During 1995, the Company entered into two producer service agreements and an actor's television motion picture agreement with Mr. Viner, Ms. Raffin and Mr. Leider. These agreements provide for compensation of $150,000, $100,000 and $25,000 for Mr. Viner, Ms. Raffin and Mr. Leider, respectively, for acting (Ms. Raffin) and production services (all three) relating to the making of "Home Song."

        During 1996, in connection with the above noted agreements for the making of "Home Song" and "Family Blessings," the Company made payments to Mr. Viner, Ms. Raffin and Mr. Leider of $175,000, $190,000 and $75,000, respectively.

         In September 1996, in connection with Samuelson Entertainment Ltd.'s ("Samuelson") financing of the production of the motion picture presently entitled "Wilde" (the "Picture") for which the Company acquired certain North American rights, Michael Viner personally guaranteed $1,000,000 of the payment obligations of Dove International, Inc. ("Dove International") payable commencing on December 1, 1996 through April 2, 1997 to Samuelson in order to obtain additional time for Dove International to make such payments. In addition, Mr. Viner personally deposited $500,000 at Guinness Mahon & Co. Ltd. ("Guinness Mahon") (and pledged the deposit plus interest thereon) to secure Dove International's additional payment obligation to Samuelson in the amount of (pound)333,334 on delivery of the Picture. The Company has made all of the required payments, other than the payment due in early April 1997 and the payment due on the delivery of the Picture. The Company has entered into discussions with Guinness Mahon to reschedule the early April 1997 payment until late May 1997 which the Company believes will enable it to receive delivery of the Picture, which delivery has been delayed. While the Company believes it will reach agreement with Guinness Mahon, there is no assurance that such agreement will be reached. In consideration for agreeing to pledge such deposit, Samuelson and Dove International agreed that Mr. Viner will receive a 5% commission, up to a maximum of $120,000, payable from 5% of 100% of the gross receipts (only after recoupment of Dove's full distribution fee) received by all third-party distributors (including Dove International) from exploitation of the North American distribution rights in the Picture. The terms pursuant to which Mr. Viner pledged the deposit were based on similar terms as offered by the producer (Samuelson) to a third party, which were not able to be consummated. In addition, Samuelson agreed that Mr. Viner will receive 8% of 100% of Samuelson's net profits from the Picture. As part of the transaction pursuant to which Mr. Viner and Ms. Raffin acquired shares of Series C Preferred Stock and warrants to acquire Common Stock of the Company, the Company's obligations to repay Mr. Viner the $500,000 deposit made with Guinness Mahon & Co. and to pay Mr. Viner the 5% commission on proceeds from the Picture were terminated.

        Each of Mr. Viner and Ms. Raffin has also personally guaranteed the Company's obligations to Sanwa Bank California to a maximum principal amount of $1,600,000 in order to avoid an event of default on such obligations. As of December 31, 1996, approximately $1,279,000 was outstanding.

        In connection with the above guarantees, in September 1996, the Company entered into a reimbursement agreement with Michael Viner and Deborah Raffin. The Company agreed to immediately reimburse or provide cash collateral to Mr. Viner and Ms. Raffin upon the occurrence and during the continuation of certain events of default relating to the guaranteed obligations or upon the occurrence of certain other Events (including a change in control of the Company), as defined in the Plan. The Company further agreed that should Mr. Viner or Ms. Raffin terminate their employment agreements following the occurrence of an Event or material breach of their employment agreements, the Company would remain obligated to continue to pay them their base compensation and other benefits due for the balance of their employment terms, together with reimbursement of any excise tax payable with respect to such compensation. Upon any such termination, such executives would be free to establish, invest in or be employed by any business, whether or not in competition with the Company. Under the agreement, the Company also granted to Mr. Viner, in the first instance, and Ms. Raffin, secondarily, a right of first refusal in the event of certain asset sales outside the ordinary course of business by the Company or any of its subsidiaries through September 1999. As part of the transactions contemplated by the Stock Purchase Agreement, Mr. Viner and Ms. Raffin waived the application of these provisions to the acquisition by MEI of not more than 40% of the outstanding shares of Common Stock and the election of representatives of MEI to the Board pursuant to, or as contemplated by, the Stock Purchase Agreement.

         Pursuant to an agreement, dated May 16, 1996, Gerald Leider is to provide management consulting services to the Company until the Company and Mr. Leider mutually agree to terminate such agreement. Such agreement provides for an annual compensation of $125,000 payable monthly in arrears. Under the terms of such agreement, Mr. Leider was granted options to purchase 50,000 shares of Common Stock with an exercise price of $3.50 per share. Such agreement can only be terminated or amended by mutual agreement between the Company and Mr. Leider. During 1996, Mr. Leider received approximately $73,000 under this Consulting Agreement.

         Pursuant to a severance agreement, dated September 4, 1996, if Mr. Leider's consultancy pursuant to the above referenced agreement is terminated within two years after the occurrence of an Event, as defined in the Plan, the Company shall pay all amounts accrued through the date Mr. Leider is terminated and his full consulting compensation for two years following the date of termination. Further, if Mr. Leider's consultancy is terminated for any reason other than death, Disability, Retirement or for Cause, as defined in the agreement, or Mr. Leider terminates his consultancy within three months of any of the following: (i) assignment of duties materially inconsistent with his status with the Company or a material change in his reporting responsibilities,
(ii) material reduction of Mr. Leider's consulting compensation, (iii) subsequent to an Event, failure by the Company to continue any benefit or compensation in which Mr. Leider is participating at the time of the Event or
(iv) any purported termination of Mr. Leider's consultancy effected pursuant to a Notice of Termination, as defined in the agreement, and such termination is not valid or effective; then Mr. Leider is entitled to all amounts accruing to him as of the date of such termination and his full consulting compensation for six months following the date termination. As part of the transaction contemplated by the Stock Purchase Agreement, Mr. Leider waived the application of these provisions to the acquisition by MEI of not more than 40% of the outstanding shares of Common Stock and the election of representatives of MEI to the Board pursuant to, or as contemplated by, the Stock Purchase Agreement.

         In September 1996, the Company entered into a consulting agreement with Steven F. Mayer whereby Mr. Mayer is to provide certain financial consulting and investment banking services to the Company. Such agreement provides for compensation of $3,000 per month, options to purchase 10,000 shares of Common Stock, certain contingent compensation and customary expense reimbursement. The agreement terminated effective February 28, 1997.

         As part of the Stock Purchase Agreement, the Company and MEI agreed to the terms, subject to final documentation, of a three year consulting arrangement with MEI which arrangement commenced on April 1, 1997. MEI has agreed to provide substantial general management consulting advice including but not limited to, financial (including assisting in obtaining bank financing), television and film distribution and business affairs. As compensation for such services and advice, the Company will pay MEI $300,000 per year, of which $200,000 will be payable in cash quarterly in advance and the remaining $100,000 will be paid in shares of Common Stock valued at the current market value on the date of payment, payable quarterly in arrears.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized, on this ___ day of April, 1997.


                                       DOVE ENTERTAINMENT, INC.



                                       By:  /s/  MICHAEL VINER
                                          -----------------------------------
                                            Michael Viner, President


         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURE                           TITLE                                       DATE


/s/ MICHAEL VINER
------------------------
Michael Viner              Chief Executive Officer,                             April 30, 1997
                           President and Director


/s/ DEBORAH RAFFIN
------------------------
Deborah Raffin             Vice President, Secretary                            April 30, 1997
                           and Director


/s/ LEE RUTTENBERG
------------------------
Lee Ruttenberg             Acting Chief Financial Officer                       April 30, 1997
                           and Acting Chief Accounting Officer


/s/ STEVEN SOLOWAY
------------------------
Steven Soloway             Vice President, General Counsel                      April 30, 1997
                           and Director


/s/ GERALD LEIDER
------------------------
Gerald Leider              Chairman and Director                                April 30, 1997


/s/ JAMES BELASCO
------------------------
James Belasco              Director                                             April 30, 1997


/s/ STEVEN MAYER
------------------------
Steven Mayer               Director                                             April 28, 1997

SIGNATURE                           TITLE                                       DATE


/s/ RONALD LIGHTSTONE
------------------------
Ronald Lightstone                   Director                                    April 30, 1997



------------------------
Ken Gorman                          Director



------------------------
John T. Healy                       Director