Form 10QSB
period 1997-03-31
DOVE ENTERTAINMENT INC
filed 1997-05-20
CIK 930436

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                                ----------------



(MARK ONE)




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         COMMISSION FILE NUMBER 0-24984

                            DOVE ENTERTAINMENT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                ----------------

               CALIFORNIA                                     95-4015834
     (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

         8955 BEVERLY BOULEVARD
       BEVERLY HILLS, CALIFORNIA                                  90048
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)



       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (310) 786-1600.
       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE.
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OFTHE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                                 ----------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the numbers of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 5,523,766 as of May 14, 1997.

           Transitional Small Business Disclosure Format (Check one):

                                    Yes     No  X
                                        ---    ---



================================================================================

PART I -- FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                             DOVE ENTERTAINMENT, INC
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1997

                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents ..................................................     $  1,247,000
   Accounts receivable, net of allowances of $1,366,000 .......................          611,000
   Inventory ..................................................................        4,219,000
   Film Costs - Note 4 ........................................................        2,697,000
   Prepaid expenses and other assets ..........................................           44,000
   Income taxes receivable ....................................................           26,000
   Deferred tax assets ........................................................          529,000
                                                                                    ------------
        Total current assets ..................................................        9,373,000
PRODUCTION MASTERS, net - Note 3 ..............................................        2,824,000
FILM COSTS, net - Note 4 ......................................................        1,566,000
PROPERTY AND EQUIPMENT, net ...................................................        4,174,000
GOODWILL AND OTHER ASSETS - Note 11 ...........................................        6,280,000
                                                                                    ------------
         Total assets .........................................................     $ 24,217,000
                                                                                    ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
   Accounts payable and accrued expenses ......................................     $  6,772,000
   Notes payable current - Note 6 .............................................        1,253,000
   Due to related party, net - Note 7 .........................................           20,000
   Royalties payable ..........................................................          529,000
   Advances and deferred income ...............................................          795,000
                                                                                    ------------
         Total current liabilities ............................................        9,369,000
LONG-TERM NOTES PAYABLE, less current portion - Note 6 ........................        1,813,000
COMMITMENTS AND CONTINGENCIES - Note 8
SHAREHOLDERS' EQUITY - Note 9
  Preferred stock $.01 par value; 2,000,000 shares authorized and
      218,033 shares issued and outstanding, liquidation preference $4,776,000             2,000
  Common stock $ .01 par value; 20,000,000 shares authorized and
      5,483,766 issued and outstanding ........................................           55,000
  Additional paid-in capital ..................................................       24,808,000
  Accumulated deficit .........................................................      (11,830,000)
                                                                                    ------------
         Total shareholders' equity ...........................................       13,035,000
                                                                                    ------------
         Total liabilities and shareholders' equity ...........................     $ 24,217,000
                                                                                    ============



          See accompanying notes to consolidated financial statements.

                            DOVE ENTERTAINMENT, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                 FOR THE QUARTER ENDED MARCH 31,
                                                     1997               1996
                                                 -----------        -----------
REVENUES - Note 10
   Publishing, Net ............................     $ 1,068,000      $ 4,348,000
   Film .......................................       1,593,000        3,259,000
                                                    -----------      -----------
                                                      2,661,000        7,607,000
COST OF SALES .................................       1,610,000        3,136,000
FILM AMORTIZATION .............................       2,143,000        2,395,000
                                                    -----------      -----------
                                                     (1,092,000)       2,076,000
SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES - Note 7 ...........       2,187,000        1,292,000
                                                    -----------      -----------

      Income (loss) from operations ...........      (3,279,000)         784,000

INTEREST INCOME (EXPENSE) .....................        (136,000)          48,000
                                                    -----------      -----------

   Income (loss) before income taxes ..........      (3,415,000)         832,000

PROVISION FOR INCOME TAXES - Note 5 ...........           9,000          331,000
                                                    -----------      -----------

   Net income (loss) ..........................     $(3,424,000)     $   501,000
                                                    ===========      ===========

   Net income (loss) per share ................     $      (.66)     $       .10
                                                    ===========      ===========


   Weighted average number of common and common
      equivalent shares                               5,276,000        5,263,000
                                                    ===========      ===========




          See accompanying notes to consolidated financial statements.

                            DOVE ENTERTAINMENT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                FOR QUARTER ENDED
                                                                     MARCH 31,
                                                              1997              1996
                                                           -----------      -----------
OPERATING ACTIVITIES
   Net income (loss) .................................     $(3,424,000)     $   501,000
   Adjustments to reconcile net income to net
     cash used in operating activities:
       Depreciation ..................................         140,000           56,000
       Amortization of goodwill ......................          63,000               --
       Amortization of production masters ............         884,000        1,031,000
       Amortization of film costs ....................       2,143,000        2,435,000
       Changes in operating assets and liabilities:
         Accounts receivable .........................       1,663,000         (749,000)
         Deferred tax asset ..........................              --           (3,000)
         Inventory ...................................        (182,000)        (301,000)
         Film costs ..................................      (2,711,000)        (344,000)
         Expenditures for production masters .........        (780,000)      (1,328,000)
         Prepaid expenses and other assets ...........         319,000          452,000
         Accounts payable and accrued expenses .......         279,000         (210,000)
         Royalties payable ...........................          (5,000)         (40,000)
         Advances and deferred revenue ...............        (383,000)      (2,561,000)
                                                           -----------      -----------
            Net cash used in operating activities ....      (1,994,000)      (1,061,000)
                                                           -----------      -----------
INVESTING ACTIVITIES
   Purchase of marketable securities .................              --         (214,000)
   Purchases of property and equipment ...............          (6,000)        (117,000)
                                                           -----------      -----------
            Net cash used in investing activities ....          (6,000)        (331,000)
                                                           -----------      -----------
FINANCING ACTIVITIES - Note 9
   Proceeds from sale of common stock ................              --        1,498,000
   Proceeds from sale of preferred stock .............       3,244,000               --
   Repayments of notes payable .......................        (387,000)              --
                                                           -----------      -----------
             Net cash provided by financing activities       2,857,000        1,498,000
                                                           -----------      -----------
             Net increase in cash and cash equivalents         857,000          106,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....         390,000        4,946,000
                                                           -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF
PERIOD ...............................................     $ 1,247,000      $ 5,052,000
                                                           ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION
      Cash paid for interest .........................     $   136,000      $     7,000
      Cash paid (refunds received) for income taxes ..     $  (162,000)     $        --



          See accompanying notes to consolidated financial statements.

                            DOVE ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION, ORGANIZATION AND BUSINESS

    The accompanying consolidated financial statements of Dove Entertainment, Inc. (the "Company") are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 1996. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of results to be expected for the full year.

    Dove Entertainment, Inc. is primarily engaged in the business of producing and distributing books on tape (audio books). The Company acquires audio publishing rights for specific titles or groups of titles on a worldwide basis, in perpetuity and often including interactive media applications. The Company is also engaged in the publication of printed books; the development and production of movies-for-television, mini-series and videos; and the acquisition and distribution of feature films.

    Dove Four Point, Inc., the Company's wholly-owned subsidiary ("Dove Four Point"), is an independent production company. Dove Four Point is engaged as a producer-for-hire in connection with a creative concept and literary property owned by another party to produce all forms of television productions, including pilots, series, telefilms, miniseries, talk shows, game shows and infomercials for network, cable and syndicated production. In addition to being engaged as a producer-for-hire, Dove Four Point develops and produces television productions for which rights are retained by Dove Four Point.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Inventory

Inventory, consisting primarily of recorded audio cassettes and printed books, is valued at the lower of cost or market, determined using the first-in, first-out method. Periodically, management reviews inventory on a title-by-title basis. The Company expenses through to cost of sales inventory that management believes will not be sold.

Production Masters

Production masters are stated at cost net of accumulated amortization. Costs incurred for production masters, including non-refundable advances, royalties paid to authors and readers, as well as recording and design costs, are capitalized and amortized commencing from the time a title is initially released, consistent with the estimated timing of revenue for a title. Prior to January 1, 1997, for printed book titles this had generally resulted in amortization of approximately 80% of a title's production master costs in the initial quarter of release, with the remaining 20% amortized in the fifth quarter of release. Beginning January 1, 1997 the Company accelerated the amortization of costs on printed book titles so that 80% of a title's production master costs were amortized in the initial quarter of release with the remaining 20% amortized over the following three quarters and in addition, adjusted certain printed book title costs to net realizable value. The effect of the net realizable value adjustment on the first quarter of 1997 was to increase the amortization component of cost of sales by approximately $200,000. Based on management's current estimates with respect to the timing of revenues, audio titles are amortized on a quarter-by-quarter basis over a two-year period resulting in approximately 80% of such audio title's production master cost being amortized in the first twelve months of release. Any portion of production masters which are not estimated to be fully recoverable from future revenues are charged to amortization expense in the period in which such loss becomes evident.

Television and Film Revenues and Costs

Film costs, which include development, production and acquisition costs, are capitalized and amortized, and participations and royalties are accrued, in accordance with the individual-film-forecast method in the proportion that the current year's revenue bears to the estimated total revenues from all sources.

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

Goodwill

Goodwill, representing the excess of the purchase price of Four Point Entertainment, Inc. over its net assets, is included in other assets and is being amortized over a twenty-five year period. Goodwill amounted to $6,089,000 net of accumulated amortization of $227,000 at March 31, 1997.

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

Property and Equipment

Property and Equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of assets as follows:

                          Building ........................     39 years
                          Furniture, Fixtures and Equipment     5-7 years

Leasehold improvements are amortized over the estimated useful life or the remaining lease term, whichever is less.

Net Income (Loss) Per Common Share

Net income per common share is based upon the weighted average number of outstanding shares of Common Stock and common equivalent shares. The net income
(loss) utilized in the calculation of the net income (loss) per common share is reduced by dividends on Preferred Stock.

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


NOTE 3 -- PRODUCTION MASTERS

    Production masters, net of accumulated amortization of $2,963,000, at March 31, 1997 consisted of the following:

      Released titles .....................................                 $1,244,000
      Unreleased titles ...................................                  1,580,000
                                                                            ----------
      Total ...............................................                 $2,824,000
                                                                            ==========

NOTE 4 -- FILM COSTS

    The following is an analysis of film costs as of March 31, 1997:

      Current:         Television and theatrical  projects in production..................      $  2,697,000
      Noncurrent:      Television and theatrical films released less
                           accumulated film amortization..................................         1,566,000
                                                                                                ------------
                                                                                                $  4,263,000
                                                                                                ============

The Company expects that all net film costs as of March 31, 1997 will be amortized within the next three year period based upon the Company's current revenue estimates.

NOTE 5 -- INCOME TAXES

    Income taxes are computed in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Company provides for income taxes during interim reporting periods based upon an estimate of its annual effective tax rate. This estimate includes all anticipated federal, state and foreign income taxes.

NOTE 6 -- NOTES PAYABLE

Notes payable at March 31, 1997 consist of the following:

                       Current notes payable
                          Term loan ........................................     $1,206,000
                          Current portion of long-term mortgage
                           note payable ....................................         47,000
                                                                                 ----------
                                                                                  1,253,000

                       Long-term mortgage note payable, less
                         current portion ...................................      1,813,000
                                                                                 ----------
                       Total notes payable .................................     $3,066,000
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

In August 1996 the Company refinanced the Company's existing revolving line of credit and term loan with Sanwa Bank California ("Sanwa Bank") with a $1,365,000 term loan from Sanwa Bank. On September 1, 1996, the Company began making principal and interest payments based on a five year amortization schedule. All unpaid principal and interest on the term loan shall mature on August 1, 1997. The loan is secured by the Company's assets, other than the Company's building, and is guaranteed by the two principal shareholders/officers of the Company (the "Principals"). The term loan has various covenants with which the Company must adhere, including restrictions on payment of dividends, additional indebtedness, change in the nature of business, financial covenants including minimum tangible net worth, current ratio, debt service coverage ratio and debt to net worth ratio and restrictions on mergers or acquisitions. The Company was not in compliance with certain of such financial covenants as of March 31, 1997. In May, 1997 the Company received a waiver from compliance for such period from Sanwa Bank.

In October 1996, the Company obtained a bridge loan of $800,000 from Morgan Fuller Capital Group, LLC ("Morgan Fuller"). The principal payment due February 1, 1997 was made and the balance of this loan was repaid in March, 1997. See Capital Activities - Note 9.


NOTE 7 -- RELATED PARTY TRANSACTIONS

In September 1996, in connection with Samuelson Entertainment Ltd.'s production of the motion picture presently entitled "Wilde" (the "Picture") for which the Company provides production services and has acquired distribution rights in all media throughout the United States and Canada (except French-speaking Canada), a principal shareholder/officer of the Company (the "Principal") personally guaranteed

$1,000,000 of the payment obligations of Dove International, Inc. payable commencing on December 1, 1996 through April 2, 1997 to Samuelson Entertainment, Ltd. in order to extend the date as of which Dove International, Inc. is required to make such payments. In addition, the Principal personally deposited $500,000 at Guinness Mahon & Co. Ltd. (and pledged the deposit plus interest thereon) to secure Dove International Inc.'s additional payment obligation to Samuelson Entertainment Ltd. in the amount of 333,334 British Pounds Sterling due upon delivery of the Picture. In connection with such pledge, the Company recorded a liability to related party. In consideration for agreeing to pledge such deposit, Samuelson Entertainment Ltd. and Dove International, Inc. agreed that the Principal will receive a 5% commission up to a maximum of $120,000, payable from 5% of 100% of the gross receipts (only after recoupment of Dove International Inc.'s full distribution fee) received by all third-party distributors (including Dove International, Inc.) from exploitation of the distribution rights in the Picture in the United States and Canada (except French-speaking Canada). The terms pursuant to which the Principal pledged the deposit were based on similar terms as offered by Samuelson Entertainment Ltd. to an independent third party. In addition, Samuelson Entertainment, Ltd. agreed to pay the Principal 8% of 100% of Samuelson Entertainment Ltd.'s net profits from the Picture. As of March 31, 1997 the Picture had not been delivered.

During the quarter ended March 31, 1997, $676,000 of the balance due to the Principal discussed above was contributed to the Company in connection with the purchase of additional Preferred Stock and warrants. See Capital Activities -
Note 9.

As of January 1, 1995, the Company entered employment agreements with two principal shareholders/officers (the "Principals") which expire in December 1999. The agreements provide for aggregate compensation of no less than a combined total of $345,000 per year, plus benefits such as health insurance and an automobile allowance and the combined non-accountable expenses of $75,000 per year. In addition, the majority shareholders/officers are entitled to an annual salary increase and bonus subject to certain limitations agreed upon with the underwriter of the Company's initial public offering at the discretion of the Company's Board of Directors. The Board of Directors approved an increase in the salary portion of the employment agreements with the principal shareholders/officers to a combined total of $562,000 per year for 1996.

On August 16,1996, the Principals personally guaranteed the Company's obligations to Sanwa Bank California to a maximum principal amount of $1,600,000 in exchange for the modification of certain covenants contained in the applicable loan documents.

In connection with the above guarantees, in September 1996, the Company entered into a reimbursement agreement with the Principals. The Company agreed to immediately reimburse or provide cash collateral to the Principals upon the occurrence and during the continuation of certain events of default relating to the guaranteed obligations or upon the occurrence of certain other "Events" (including a change in control of the Company) as defined in the Company's 1994 Stock Incentive Plan. The Company further agreed that should either of the Principals terminate their employment agreement following the occurrence of an Event or material breach of their employment agreements by the Company, the Company would remain obligated to continue to pay them their base compensation and other benefits due for the balance of their employment terms, together with reimbursement of any excise tax payable with respect to such compensation. Upon any such termination, such executives would be free to establish, invest in or be employed by any business, whether or not in competition with the Company. Under such agreement, the Company also granted to the Principals, one in the first instance and the other secondarily, a right of first refusal in the event of certain asset sales outside the ordinary course of business by the Company or any of its subsidiaries in the next three years. This right of refusal provision was waived in connection with the sale and issuance of shares of Series B Preferred Stock and warrants to purchase shares of Common Stock. See Capital Activities - Note 9.

In June 1996, the Company entered into an arrangement with an officer of the Company whereby the officer agreed to provide certain services as a consultant and Chairman of the Board. Such agreement provides for compensation of $125,000 annually, paid monthly in arrears.

In September 1996, the Company entered into a consulting agreement with a director whereby the director is to provide certain financial consulting and investment banking services to the Company. Such agreement provides for compensation of $3,000 per month, options to purchase 10,000 shares of Common Stock, certain contingent compensation based on financing arranged by such director for the Company and customary expense reimbursement. Such agreement was terminated effective February 28, 1997.

During the year 1996, the Company made payments to the two Principals and another officer of the Company totaling $365,000 under agreements for producer services, television motion picture acting services and television motion picture directing services and under such agreements Michael Viner, Deborah Raffin and Jerry Leider received $175,000, $115,000, and $75,000, respectively, for the twelve months ended December 31, 1996. No such payments were made during the first quarter of 1997.

The Company acquired audio book rights for fourteen titles which were written by one the the principal shareholders of the Company. The net audio sales (net of returns) from these titles for the quarters ended March 31, 1997 and 1996 were $14,000 and $(63,000) respectively. In 1996, the Company agreed to issue 50,000 shares of Common Stock to the shareholder for the rights to future titles.

During the quarter ended March 31, 1996, the Company made payments totaling $6,000 to a principal shareholder/officer for the business rental of a condominium owned by the officer.

During the quarters ended March 31, 1997 and 1996, the Company made payments totaling $13,000 and $5,000, respectively, with respect to auto lease payments, auto allowance, and insurance on automobiles owned by two principal shareholders/officers.

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

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

    In February 1996, the Company was served with a complaint in an action entitled Robert H. Tourtelot v. Dove Audio, Inc. etc. et al (Los Angeles Superior Court Case No. SC040739) (the "Tourtelot Action"). Mr. Tourtelot seeks in excess of a million dollars in damages claiming that he had an oral agreement with the Company to write a book that the Company would publish. Mr. Tourtelot alleged causes of action for breach of oral contract, fraud, suppression, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, infringement of common law copyright, conversion, conspiracy and accounting. The Company successfully removed the action to the United States District Court for the Central District of California, and successfully moved to have the claims for infringement of common law copyright, breach of fiduciary duty, conversion, conspiracy and accounting dismissed. The Tourtelot Action was then remanded to the Los Angeles Superior Court, where the Company successfully demurred to all of the remaining causes of action. Mr. Tourtelot was, however, granted leave to amend the attempt to state a cause of action, which he has done. While the Company believes that Mr. Tourtelot's amended complaint is still defective and intends to again demurrer thereto, and that, in any event, it has good and meritorious defenses to Mr. Tourtelot's claims, there can be no assurance that the Company will prevail in the action.

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

    In June 1996, the Company was served with a complaint in an action entitled Shukri Ghalayini v. Dove etc. et al (Los Angeles Superior Court Case No. BC152129) (the "Ghalayini Action"). The complaint alleges among other things,:
(i) breach of employment contract against Four Point Entertainment, Inc. ("Four Point") due to termination of Mr. Ghalayini's employment without good cause, adequate notice or opportunity to cure any alleged breaches and (ii) fraud in the defendants allegedly never intended to honor the terms of the employment agreement. The complaint seeks damages under the employment agreement of not less that $900,000, loss of future earnings estimated at $20,000,000, and damage to his reputation, mental and emotional distress, punitive damages and attorney's fees.

    On the same day, the Company filed an action against Ghalayini in the Los Angeles Superior Court alleging, among other things, that (i) Ghalayini breached his fiduciary duty to the Company by diverting corporate assets to pay his personal expenses, (ii) that in order to induce the Company into closing the Four Point acquisition, Mr. Ghalayini made false representations, including misrepresenting the tangible shareholder's equity of Four Point as of the closing, diverted production and other funds and held checks previously drawn to pay accounts payable in order to meet a closing condition that outstanding bank debt be below a specified level, and that Mr. Ghalayini made false representations to induce Dove Four Point to enter into his employment agreement. Although the Company believes that it has good and valid claims against Mr. Ghalayini, and that it has good and meritorious defenses to his claims, there can be no assurance that it will ultimately prevail in either of these two actions.

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

    In January 1997, the Company was served with a complaint in an action titled Greer v. Dove (Los Angeles Superior Court Case No. BC160871) (the "Greer Action"). Ms. Greer is another contributor to the book "You'll Never Make Love In This Town Again" and has sought damages in excess of one million dollars alleging causes of action for breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, fraud, imposition of constructive trust and an accounting, recission, declaratory relief, conspiracy and unfair competition. Although the Company believes that it has good and meritorious defenses to the Greer Action, and, in fact, has demurred to the complaint (which is still pending), there can be no assurance that the Company will ultimately prevail in the action.

    The Company is a party to various other legal proceedings and claims. The Company believes that the ultimate resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company's financial position.

    OFFICE LEASE

    The Company leases certain office space under a noncancelable operating lease expiring December 1998. The Company's lease obligation is secured by a $15,000 irrevocable letter of credit. Rent expense was $66,000 and $63,000 in the first quarters of 1997 and 1996, respectively. The minimum future noncancelable lease expense under the lease is approximately $64,000 annually for the years 1996 through 1998, inclusive. The lease is subject to annual rent escalations and the pass-through of costs.

NOTE 9 -- CAPITAL ACTIVITIES

    COMMON STOCK

    In December 1995 the Company received net proceeds of approximately $4,770,000 from the initial closings of a private placement (the "Placement") of the Company's equity securities. Pursuant to the December closing of the Placement the Company issued 729,687 shares of Common Stock and Common Stock purchase warrants allowing the purchase of 729,687 shares of Common Stock at $12.00 per share exercisable for a period of 51 months beginning 9 months subsequent to the initial closing of the Placement.

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

    PREFERRED STOCK

    In March 1997, the Company consummated a deal for an equity investment of $6,000,000 from a private placement. In the first of two closings to be completed under such private placement (i) Media Equities International, L.L.C. ("MEI"), purchased 3,000 shares of the Company's 6% Series B Preferred Stock (the "Series B Preferred Stock") and warrants to purchase 500,000 shares of Common Stock at $2.00 per share, warrants to purchase 500,000 shares of Common Stock at $2.50 per share and warrants to purchase 500,000 shares of Common Stock at $3.00 per share for an aggregate of $3,000,000 and (ii) two of the principal shareholders/officers of the Company purchased 920 shares of the Company's 6% Series C Preferred Stock (the "Series C Preferred Stock") and warrants to purchase 166,666 shares of Common Stock at $2.00 per share, warrants to purchase 166,667 shares of Common Stock at $2.50 per share and warrants to purchase 166,667 shares of Common Stock at $3.00 per share for an aggregate of $920,000 (including the contribution of $676,000 payable by the Company to such shareholders). The agreement contains a commitment for a second closing (the "Second Closing"), which is currently expected to be on or before May 25, 1997. At the Second Closing (i) MEI has agreed to purchase 1,000 shares of the Company's Series B Preferred Stock and warrants to purchase 166,666 shares of Common Stock at $2.00 per share, warrants to purchase 166,667 shares of Common Stock at $2.50 per share and warrants to purchase 166,667 shares of Common Stock at $3.00 per share for $1,000,000 and (ii) two of the principal shareholders/officers of the Company have agreed that they or their assigns will purchase 1,000 shares of the Company's Series C Preferred Stock and warrants to purchase 166,666 shares of Common Stock at $2.00 per share, warrants to purchase 166,667 shares of Common Stock at $2.50 per share and warrants to purchase 166,667 shares of Common Stock at $3.00 per share for an aggregate of $1,000,000 (including the contribution of $175,000 payable by the Company to such shareholders). Each share of Series B Preferred Stock and Series C Preferred Stock is convertible at the option of the holder thereof into 500 shares of Common Stock, subject to certain anti-dilution adjustments, at any time following the date six months after the issuance thereof. Each of the Series B Preferred Stock and Series C Preferred Stock are redeemable, in whole or in part at the option of the Company, at any time after March 28, 2002 at a redemption price of 110% of the stated value ($1,000) plus all accumulated but unpaid dividends thereon (plus interest on such accumulations). On May 15,1997, each of the parties, or their asigns, funded one quarter of their Second Closing commitment in order to meet certain current obligations of the Company. In connection with this transaction, the Company has allocated the amounts invested between the Preferred Stock and the warrants and will record a dividend for the difference between the amount allocated to Preferred Stock and the value as of the issuance date, of the Common Stock issuable upon conversion of such Preferred Stock.

In October 1996 Morgan Fuller completed a loan to the Company in the aggregate amount of $800,000. Such loan bore interest at the rate of 10% per annum. In March 1997, the Company retired $500,000 of its loan from Morgan Fuller in exchange for 210,526 shares of the Company's Common Stock along with warrants to purchase 35,088 shares of the Company's Common Stock at $2.50 per share, warrants to purchase 35,088 shares of the Company's Common Stock at $3.50 per share and warrants to purchase 35,087 shares of the Company's Common Stock at $4.50 per share. The balance of the loan plus accrued interest was repaid in cash.

    STOCK OPTIONS AND WARRANTS

The Board of Directors of the Company adopted the 1994 Stock Incentive Plan (the "Plan"). The Plan provides for the grant of options to purchase up to an aggregate of 400,000 shares of the Common Stock of the Company (subject to an anti-dilution provision providing for adjustment in the event of certain changes in the Company's capitalization).

The Plan authorizes the granting of stock incentive awards ("Awards") to qualified officers, employee directors, key employees, and third parties providing valuable services to the Company, e.g., independent contractors, consultants, and advisors to the Company. The Plan is administered by a committee appointed by the Company's Board consisting of two or more members, each of whom must be disinterested (the "Committee"). The Committee determines the number of shares to be covered by an Award, the term and exercise price, if any, of the Award, and other terms and provisions of Awards; members of the Committee receive formula awards.

Awards can be Stock Options, Stock Appreciation Rights, Performance Share Awards, and Restricted Stock Awards. The number and kind of shares available under the Plan are subject to adjustment in certain events.

    Options outstanding under the Plan at March 31, 1997 was as follows:

                                                                                        Exercise
                                                                                         Price
                                                                                      -------------
        Options outstanding at March 31, 1997.......................       379,999    $3.50 - $9.75
                                                                           -------


    The weighted average exercise price at March 31, 1997 was $4.39, and options to acquire 177,999 shares of Common Stock under the Plan were exercisable.

    In addition to the above options issued under the Plan, the Company granted options to acquire 250,000 shares of Common Stock at an exercise price of $.01 per share in 1994 and 75,000 shares of Common Stock at an exercise price of $8.00 per share in 1995. At March 31, 1997 options covering the 250,000 shares noted above were exercisable. In 1996, in conjunction with the acquisition of Four Point, options to purchase 300,000 shares of Common Stock at $11.00 per share were issued to one of the Principals of Four Point as part of an employment agreement. Vesting of these options will accelerate based on meeting certain performance criteria. At March 31, 1997 none of these options were exercisable. Additionally, during 1996, the Company issued options to purchase 80,000 shares of Common Stock under the Plan with an exercise price of $3.50 per share to the Company's public relations firm of which 26,667 were exercisable as of March 31, 1997.

    Prior to January 1, 1996, the Company accounted for the Plan in accordance with the provisions of Accounting Principles Board (ABP) Option No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant or alternatively, allow entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 in accounting for its Plan, and accordingly, no compensation cost has been recognized for its stock options granted at fair market value in the consolidated financial statements. Compensation cost will be recorded for options granted below fair market value and options granted to hourly employees.

    Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                                    Quarters Ended March 31,
                                                                       1997             1996
                                                                       ----             ----
            Net income (loss)               As reported          $  (3,424,000)      $  501,000
                                            Pro forma               (3,698,000)         414,000

            Earnings (loss) per share       As reported                   (.66)             .10
                                            Pro forma                     (.71)             .08


    Pro forma net income (loss) reflects only options granted since January 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to January 1, 1995 is not considered.

                                                                         NUMBER OF
                                                                         SHARES OF
                                                          NUMBER OF       COMMON         EXERCISE
                                                          WARRANTS        STOCK            PRICE
                                                          ---------      ---------    ---------------
       Warrants outstanding at January 1, 1997            1,607,500      1,558,750    $  .01 - $12.00
       Warrants issued                                    2,105,263      2,105,263    $ 2.00 - $ 4.50
                                                          ---------      ---------
       Warrants outstanding at March 31, 1997             3,712,763      3,664,013    $ 2.00 - $12.00
                                                          =========      =========

    The weighted average exercise price at March 31, 1997 was $5.75, and warrants to acquire 3,664,013 shares of Common Stock were exercisable.

NOTE 10 -- MAJOR CUSTOMERS AND SUPPLIERS

    For the quarters ended March 31, 1997 and 1996, revenues, net of returns, from the Company's three major customers approximated 23%, and 37%, respectively, of net revenues.

    A significant amount of audio inventory is supplied by one manufacturer. The Company is not dependent on the manufacturer as its sole source of product.

NOTE 11 -- FOUR POINT ACQUISITION

    On April 29, 1996 the Company acquired Four Point Entertainment Inc. ("Four Point") for consideration of $2.5 million in cash and 427,274 shares of Common Stock (Initial Shares) of the Company with an earn-out provision of up to an additional 163,636 shares of Common Stock. The acquisition has been accounted for as a purchase, and accordingly the results of operations of Four Point have been included in the Company's financial statements from April 29, 1996. The excess of the purchase price over the fair value of the net identifiable assets acquired of $6,316,000 has been recorded as goodwill and is being amortized on a straight-line basis over 25 years.

    Pursuant to the terms of the acquisition agreement of Four Point, 40,000 shares of the Initial Shares were placed in escrow pending the receipt of certain outstanding receivables. Accordingly, the Company has excluded such shares from the initial purchase price pending the resolution of the related contingencies.

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

    The Company has several television projects in development including a follow-up to the Dove production of "Home Song" by LaVyrle Spencer which aired on CBS. The Company generally seeks to limit its financial risk in the production of television movies and mini-series and feature films by pre-sales and licensing to third parties. The production of television and theatrical films has been sporadic over the last several years and significant variances in operating results from year-to-year and quarter-to-quarter can be expected for film revenues. In April 1997, Dove Four Point received an order from the ABC Television Network for a made for television movie entitled "Unwed Father" and has entered into a distribution agreement with respect to the non US network rights with Bonneville Worldwide Entertainment ("Bonneville").

    To complement its audio book operations, the Company is scheduled to publish up to 75 print titles in 1997. Subject to appropriate opportunities becoming available to the Company, the Company plans to acquire independent films for distribution in the United States and Canada on an all rights basis (including theatrical, home video and all forms of television). In December 1995, the Company entered into a two year video output arrangement (which commenced in July 1996) with Paramount Pictures wherein Paramount Pictures will market and distribute Dove product, meeting certain minimum acceptance criteria, under the Dove Home Video label. The Company expects to continue to expand its television program production and development activities through Dove Four Point.

    In accordance with the industry practice, substantially all of the Company's sales of audio and printed book products are and will continue to be subject to potential return by distributors and retailers. Although the Company estimates allowances and reserves for returned products, significant increases in actual return rates above these estimates could materially and adversely impact the Company's results of operation or financial condition.

         Selling, general and administrative expenses include costs associated with selling, marketing and promoting the company's products, as well as general corporate expenses including salaries, occupancy costs and other overhead, professional fees, and travel and entertainment. The company believes that these expenses will continue to increase as the company grows.


RESULTS OF OPERATIONS

    The following table sets forth (i) publishing and film revenues and (ii) cost of sales, film amortization, selling, general and administrative expense as a percentage of total revenues or the periods indicated:

                                                            QUARTERS ENDED MARCH 31,
                                                              1997           1996
                                                             -----          -----
REVENUES
    Publishing ...................................            40.1%          57.2%
    Film .........................................            59.9           42.8
                                                             -----          -----
             Total ...............................           100.0%         100.0%

OPERATING EXPENSES
    Cost of sales - Publishing ...................            60.5%          41.2%
    Cost of sales - Film .........................            80.5           31.5
    Selling, general & administrative ............            82.2           17.0
                                                             -----          -----
             Total ...............................           223.2%          89.7%


QUARTER ENDED MARCH 31, 1997 COMPARED TO QUARTER ENDED MARCH 31, 1996.

    PUBLISHING

        Revenues. Net publishing revenues for the three months ended March 31,1997 decreased $3,280,000 to $1,068,000, compared with $4,348,000 for the three months ended March 31,1996. The decrease was primarily attributable to a delay in the planned new release of most printed book titles as well as some audio titles due to working capital shortages pending the injection of new equity received at the end of March 1997. In addition, such shortages have affected planned releases of new printed book titles for the balance of the year. The Company has also continued to experience high returns of both printed and audio materials consistent with the publishing industry in general. Net publishing revenues in the three month period ended March 31, 1996 had been substantially augmented by sales of "You'll Never Make Love In This Town Again". Substantially all of the Company's sales of book products are and will continue to be subject to potential returns by distributors and retailers if not sold to the public. Although the Company makes allowances and reserves for returned product that it believes are adequate, significant increases in return rates can materially and adversely impact the Company's financial condition or results of operations.

    Cost of Sales. Cost of sales for the three months ended March 31, 1997 decreased $1,526,000, to $1,610,000 compared with $3,136,000 for the three months ended March 31,1996. The decrease was mostly attributable to the reduction in the total number of audio and printed books sold compared to the equivalent period in 1996. Cost of sales as a percentage of net publishing revenues increased from 72% in the period ended March 31, 1996 to 151% in the period ended March 31, 1997. This percentage increase was primarily attributable to the effect of fixed elements of cost of sales, such as product development expense, being spread over a lower revenue base, and a reduction in future sales estimates for a number of titles.

    FILM

    Revenues. Film revenues for the three months ended March 31,1997 decreased to $1,593,000, compared with $3,259,000 for the three months ended March 31, 1996. The decrease was attributable to the delivery in the first quarter of 1996 by the Company of the television film "Home Song" which aired on CBS in March 1996 with no similar sale in the 1997 first quarter. This production generated approximately $3,000,000 in revenues in 1996. The preceding was partially offset by significant revenues generated by Dove Four Point which was acquired on April 29, 1996.

    Amortization. Film amortization for the three months ended March 31, 1997 decreased to $2,143,000, compared with $2,395,000 for the same quarter last year. Lower film amortization is primarily the result of reduced cost amortization on lower revenues offset partially by cost overages on certain television projects.

    GENERAL

    Gross Profit. The Company experienced a negative gross margin of $1,092,000 for the first quarter of 1997 versus a positive gross margin of $2,076,000 for the same period last year. Gross profit margin as a percentage of revenue decreased from 27% in the first quarter of 1996 to a negative 41% in the first quarter of 1997. This decrease resulted primarily from the matters previously discussed regarding publishing and film revenues and cost of sales.

    Selling, General and Administrative. Selling, general and administrative expenses (SG&A) include costs associated with selling, marketing and promoting the Company's products, as well as general corporate expenses including salaries occupancy costs, professional fees, travel and entertainment. SG&A increased 69% to $2,187,000 for the three months ended March 31, 1997 when compared to last year's $1,292,000. The increase in SG&A was mostly attributable to the acquisition of Dove Four Point in April of 1996. The Company expects SG&A costs may continue to increase as the Company grows further.

    Net Interest Income (Expense). Net interest expense for the first quarter of 1997 was $136,000, compared to net interest income of $48,000 for the same period last year. This is primarily the result of the utilization of funds and the assumption or incurrence of debt in connection with the acquisition of Four Point and purchase of the Company's new office building (See also, Notes Payable
- Note 6) and the operating cash losses experienced during 1996 and the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's operations, in general, are capital intensive. The Company has experienced from time to time significant negative cash flows from operating activities which have been offset by equity and debt financings. As the Company expands its publishing, production and distribution activities, it expects to continue to experience negative cash flows from operating activities from time to time. In such circumstances, the Company will be required to fund at least a portion of production and distribution costs, pending receipt of anticipated future revenues, from working capital, from additional debt or equity financings from outside sources, or for other financing arrangements. There is no assurance that the Company will be able to obtain such financing or that such financing, if available, will be on terms satisfactory to the Company.

    The Company's television film and production activities can affect its capital needs in that the revenues from the initial licensing of television programming or films may be less than the associated production costs. The ability of the Company to cover the production costs of particular programming or films is dependent upon the availability, timing and the amount of fees obtained from distributors and other third parties, including revenues from foreign or ancillary markets where available. In any event, the Company from time to time is required to fund at least a portion of its production costs, pending receipt of film revenues, out of its working capital. Although the Company's strategy generally is not to commence principal photography without first obtaining commitments which cover all or substantially all of the budgeted production costs, from time to time the Company may commence principal photography without having obtained commitments equal to or in excess of such costs.

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

    Since its inception, the Company has satisfied its liquidity needs principally through the sale of equity securities, loans from or guaranteed by certain of its shareholders, and cash generated from operations. In March 1997, the Company entered into an agreement with a group of outside investors and two of the principal shareholders/officers of the Company for an equity investment of approximately $6,000,000 through the sale of Preferred Stock and warrants to purchase Common Stock of the Company in a private placement. In the first of two closings, the Company received an aggregate of $3,920,000 (including the contribution of $676,000 payable by the Company to two of the principal shareholders/officers) and in a partial second closing on May 15, 1997 received an additional $500,000, with the balance of $1,500,000 due on or prior to May 25, 1997. See Note 9 of Notes to Consolidated Financial Statements.

    In October 1996 Morgan Fuller completed a loan to the Company in the aggregate amount of $800,000. Such loan bore interest at the rate of 10% per annum. In March 1997, the Company retired $500,000 of such loan from Morgan Fuller in exchange for 210,526 shares of Common Stock along with warrants to purchase 35,088 shares of Common Stock at $2.50 per share, warrants to purchase 35,088 shares of Common Stock at $3.50 per share and warrants to purchase 35,087 shares of Common Stock at $4.50 per share. The balance of the loan plus accrued interest was repaid in cash.

    On September 17,1996, the Company's registration statement on Form S-3, registering 2,335,000 shares of Common Stock then outstanding or issuable upon exercise of certain warrants, was declared effective by the Securities and Exchange Commission.

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

    In connection with the acquisition of Four Point, which was completed on April 29, 1996, the Company guaranteed certain term debt and a $1 million revolving line of credit of Four Point from Sanwa Bank. Such term loan originally was scheduled to mature on October 3, 1998 and the line of credit, which had an original maturity of June 3, 1996, was extended to July 15, 1996. On August 16, 1996, the Company and Sanwa Bank entered into a term loan agreement to refinance such debt and line of credit for an aggregate amount of approximately $1,365,000. On September 1, 1996, the Company began making principal and interest payments based on a five year amortization schedule. All unpaid principal and interest shall mature on August 1, 1997. The existing Sanwa Bank loan is secured by substantially all of the Company's assets, other than the Company's building, and certain of the Company's shareholders and Dove Four Point have guaranteed such new facility. The term loan has various covenants with which the Company must adhere, including minimum tangible net worth, current ratio, debt service coverage ratio, and debt to net worth ratio and restrictions on mergers or acquisitions. The Company was not in compliance with certain of such financial covenants as of March 31, 1997. In May, 1997 the Company received a waiver from compliance with such covenants for such period from Sanwa Bank.

    In April 1996 the Company refinanced its $1,900,000 mortgage note which the Company borrowed from the seller in connection with the acquisition of its new office building. The new loan from Asahi Bank of California is secured by a deed of trust on such building and such loan bears interest at a fixed rate of 8% per annum. The loan matures in April 2001 and provides for a 20 year monthly amortization payment rate.

    In May 1996 the Company entered into an agreement with Samuelson Entertainment Ltd. to acquire the distribution rights to the theatrical film "Wilde" in all media throughout the United States and Canada

(excluding French-speaking Canada) and the exclusive worldwide print, audio and interactive rights. Under the agreement the Company is required to pay sums totaling 1,333,333 British Pounds Sterling (approximately $2,000,000) over the 12 months subsequent to the agreement for such rights. As of April 1997, approximately $215,000 remained unpaid and $500,000 is held on deposit by the film financier, Guinness Mahon & Co. Ltd. In April 1997, the Company and Guinness Mahon & Co. Ltd. agreed to a deferral of payment of the final installment of 133,333 Pounds Sterling due on April 2, 1997 partly as a result of delays in delivery of the picture. Such payment will be due on May 28, 1997 with interest thereon at a rate of 2% per annum plus Pound Sterling LIBOR payable from April 2, 1997 until May 28, 1997, calculated on a daily basis.

    In October 1996 the Company entered into a financial advisory agreement with Morgan Fuller pursuant to which Morgan Fuller agreed to provide certain financial advisory services for the Company. As compensation for such services, the Company granted to Morgan Fuller warrants to purchase for a period of three years from the date thereof, up to 180,000 shares of Common Stock of the Company at an exercise price of $2.75.

    Publishing accounts receivable, net of sales returns, generally are to be paid pursuant to a specified payment formula, as defined in the relevant agreements. The Company's distribution agreements typically provide for a distribution of certain bad debt risk between the Company and its distributors.


    The Company has historically experienced significant negative cash flows from operations, including $2,670,000 for the quarter ended March 31, 1997. See "Financial Statements of the Company - Consolidated Statements of Cash Flows." The Company believes that, subject to the establishment of a new bank credit line to replace the existing Sanwa Bank facility on or prior to August 1, 1997, existing working capital (including the funds from the equity private placement consummated in March 1997 and expected to be fully funded by May 25, 1997) and anticipated cash flows from operations will be sufficient to meet the Company's working capital requirements with respect to its current commitments for at least the next twelve months. While the Company believes that it will complete the Second Closing, negotiate a new bank line of credit and realize its anticipated cash flow from operations, there is no assurance that any of this will be accomplished. If the Company is unable to complete the Second Closing, if the Company is unable to establish new bank credit lines, if the Company is unable to realize anticipated revenues, or if the Company incurs costs inconsistent with anticipated levels, the Company would either need to obtain additional financing (including possibly through the sale of debt or equity securities, by obtaining additional bank financing or through the sale of certain assets), limit its commitments to new projects or possibly curtail its current operations. In addition, any further expansion of the Company or acquisitions of particular properties or libraries, would require capital resources beyond those currently available to the Company, which acquisition of such resources would be dependent upon the ability of the Company to obtain additional sources of working capital. There is no assurance that any such additional sources of working capital will be available on acceptable terms.

INFLATION

    The Company does not believe its business and operations have been materially affected by inflation.

PART II -- OTHER INFORMATION

ITEM 1. THROUGH 5.

    Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (A)  EXHIBITS

        10.31.1 Letter of Amendment dated April 8, 1997 amending the Letter Agreement of September 12, 1996, by and between Dove International, Inc., Guinness Mahon & Co. Ltd., Samuelson Entertainment Limited and Michael Viner.

        10.34 Key Executive Severance Agreement dated as of September 4, 1996 by and between the Company and Gerald Leider

        10.43 Supplemental Loan Agreement dated April 28, 1997 by and among Dove Entertainment, Inc. and Sanwa Bank California, and guaranteed by Michael Viner and Deborah Raffin.

        10.44 Supplemental Security Agreement dated April 28, 1997 by and among Dove Four Point, Inc., Dove Entertainment, Inc. and Sanwa Bank California.

        27      Financial Data Schedule

    (B)    REPORTS ON FORM 8-K

         No reports of Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 1997                  DOVE ENTERTAINMENT, INC.

                                     By   /s/  Michael Viner
                                       --------------------------------
                                          Michael Viner, President,
                                          Chief Executive Officer and Director

Date: May 20, 1997                By   /s/  Neil Topham
                                       --------------------------------
                                           Neil Topham
                                           Acting Chief Financial Officer

                            DOVE ENTERTAINMENT, INC.

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER



10.31.1 Letter of Amendment dated April 8, 1997 amending the Letter Agreement of September 12, 1996, by and between Dove International, Inc., Guinness Mahon & Co. Ltd., Samuelson Entertainment Limited and Michael Viner.

10.34 Key Executive Severance Agreement dated as of September 4, 1996 by and between the Company and Gerald Leider

10.43 Supplemental Loan Agreement dated April 28, 1997 by and among Dove Entertainment, Inc. and Sanwa Bank California, and guaranteed by Michael Viner and Deborah Raffin.

10.44 Supplemental Security Agreement dated April 28, 1997 by and among Dove Four Point, Inc., Dove Entertainment, Inc. and Sanwa Bank California.


27      Financial Data Schedule