Form 10QSB
period 1997-06-30
DOVE ENTERTAINMENT INC
filed 1997-08-19
CIK 930436

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934



                         COMMISSION FILE NUMBER 0-24984

                            DOVE ENTERTAINMENT, INC.

               (EXACT NAME OF COMPANY AS SPECIFIED IN ITS CHARTER)

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



         COMPANY'S TELEPHONE NUMBER, INCLUDING AREA CODE (310) 786-1600.
       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                ----------------

    Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      -----  -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    There were 6,034,877 shares of the Company's Common Stock outstanding as of August 14, 1997.

           Transitional Small Business Disclosure Format (Check one):
                            Yes     No  X
                               -----  -----


================================================================================

PART I -- FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                            DOVE ENTERTAINMENT, INC.
                           Consolidated Balance Sheet
                                  June 30, 1997
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents ................................................   $    208,000
  Accounts receivable, net of allowances of $1,481,000 .....................      1,179,000
  Inventory ................................................................      4,184,000
  Film costs - Note 4 ......................................................      5,345,000
  Prepaid expenses and other assets ........................................         43,000
  Income taxes receivable ..................................................        455,000
  Deferred tax assets ......................................................        100,000
                                                                               ------------
    Total current assets ...................................................     11,514,000
NON-CURRENT ASSETS
  Production masters - Note 3 ..............................................      2,151,000
  Film costs, net - Note 4 .................................................      1,642,000
  Property and equipment, net ..............................................      4,044,000
  Goodwill and other assets ................................................      6,220,000
                                                                               ------------
    Total non-current assets ...............................................     14,057,000
                                                                               ------------
    Total assets ...........................................................   $ 25,571,000
                                                                               ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses ....................................   $  6,237,000
  Notes payable current - Note 6 ...........................................      1,185,000
  Due to related party, net - Note 7 .......................................         50,000
  Royalties payable ........................................................        549,000
  Advances and deferred income .............................................      4,042,000
  Accrued dividends ........................................................        192,000
                                                                               ------------
    Total current liabilities ..............................................     12,255,000
                                                                               ------------
NON-CURRENT LIABILITIES
  Notes payable, less current portion - Note 6 .............................      1,806,000
  Accrued liabilities ......................................................        920,000
                                                                               ------------
    Total non-current liabilities ..........................................      2,726,000
                                                                               ------------
    Total liabilities ......................................................     14,981,000
COMMITMENTS AND CONTINGENCIES - Note 8
SHAREHOLDERS' EQUITY - Note 9
  Preferred stock $.01 par value; 2,000,000 shares authorized and
  220,033 shares issued and outstanding, liquidation preference $6,968,000            2,000
  Common stock $.01 par value;  20,000,000 shares authorized and
  6,034,877 issued and outstanding .........................................         60,000
  Additional paid-in capital ...............................................     27,246,000
  Accumulated deficit ......................................................    (16,718,000)
                                                                               ------------
    Total shareholders' equity .............................................     10,590,000
                                                                               ------------
    Total liabilities and shareholders' equity .............................     25,571,000
                                                                               ============


           See accompanying notes to consolidated financial statements

                            DOVE ENTERTAINMENT, INC.
                        Consolidated Statements of Income
                                   (Unaudited)

                                                        THREE MONTHS ENDED JUNE 30,
                                                        ---------------------------
                                                            1997          1996
                                                            ----          ----
Revenues - Note 10
     Publishing, net ................................   $ 2,678,000    $ 2,197,000
     Film ...........................................     1,081,000        795,000
                                                        -----------    -----------
                                                          3,759,000      2,992,000
Less:  Cost of sales and amortization
     Publishing, net ................................     3,019,000      2,882,000
     Film ...........................................     1,084,000        542,000
                                                        -----------    -----------
                                                          4,103,000      3,424,000
                                                        -----------    -----------
                                                           (344,000)      (432,000)

Less:  Selling, general and administrative expenses -     2,860,000      2,809,000
          Note 7
       Employee separation costs - Note 7 ...........     1,614,000          ---
                                                        -----------    -----------
                                                          4,474,000      2,809,000
                                                        -----------    -----------
Loss from operations ................................    (4,818,000)    (3,241,000)

Less:  Interest expense .............................        57,000         54,000
                                                        -----------    -----------
     Loss before income taxes .......................    (4,875,000)    (3,295,000)
Less:  Income tax expense - Note 5 ..................        14,000       (626,000)
                                                        -----------    -----------
     Net loss .......................................   $(4,889,000)   $(2,669,000)
                                                        ===========    ===========


Net loss attributable to common stockholders ........   $(5,918,000)   $(2,686,000)
                                                        ===========    ===========

Net loss per share ..................................   $     (1.07)   $     (0.47)
                                                        ===========    ===========

Weighted average number of common shares ............     5,550,000      5,630,000
                                                        ===========    ===========


           See accompanying notes to consolidated financial statements

                            DOVE ENTERTAINMENT, INC.
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                  SIX MONTHS ENDED JUNE 30,
                                                                    1997           1996
                                                                    ----           ----

Revenues - Note 10
  Publishing, net ..........................................   $  3,746,000    $  6,545,000
  Film .....................................................      2,674,000       4,054,000
                                                               ------------    ------------
                                                                  6,420,000      10,599,000
Less:  Cost of sales and amortization
  Publishing, net ..........................................      4,629,000       6,018,000
  Film .....................................................      3,227,000       2,937,000
                                                               ------------    ------------
                                                                  7,856,000       8,955,000
                                                               ------------    ------------
                                                                 (1,436,000)      1,644,000

Less:  Selling, general and administrative expenses - Note 7      5,047,000       4,101,000
       Employee separation costs - Note 7 ..................      1,614,000              --
                                                               ------------    ------------
                                                                  6,661,000       4,101,000
                                                               ------------    ------------
Loss from operations .......................................     (8,097,000)     (2,457,000)

Less:  Interest expense ....................................        193,000           6,000
                                                               ------------    ------------
  Loss before income taxes .................................     (8,290,000)     (2,463,000)
Less:  Income tax expense - Note 5 .........................         23,000        (295,000)
                                                               ------------    ------------
  Net loss .................................................   $ (8,313,000)   $ (2,168,000)
                                                               ============    ============


Net loss attributable to common stockholders ...............   $ (9,464,000)   $ (2,202,000)
                                                               ============    ============

Net loss per share .........................................   $      (1.75)   $      (0.40)
                                                               ============    ============

Weighted average number of common shares ...................      5,414,000       5,464,000
                                                               ============    ============


           See accompanying notes to consolidated financial statements

                            DOVE ENTERTAINMENT, INC.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                         SIX MONTHS ENDED JUNE 30,
                                                         -------------------------
                                                            1997           1996
                                                            ----           ----
OPERATING ACTIVITIES
Net loss ............................................   $(8,313,000)   $(2,168,000)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Depreciation .....................................       273,000        127,000
   Amortization of goodwill .........................       126,000         40,000
   Amortization of production masters ...............     2,359,000      1,031,000
   Amortization of film costs .......................     3,227,000      2,435,000
   Changes in operating assets and liabilities:
     Accounts receivable ............................     1,095,000        325,000
     Inventory ......................................      (147,000)     1,289,000
     Prepaid expenses ...............................       144,000       (393,000)
     Income taxes ...................................       172,000         80,000
     Production masters .............................    (1,557,000)    (1,665,000)
     Film costs .....................................    (6,519,000)    (2,387,000)
     Accounts payable and accrued expenses ..........     1,650,000       (741,000)
     Royalties payable ..............................        16,000         19,000
     Advances and deferred revenue ..................     2,881,000     (1,581,000)
                                                        -----------    -----------
       Net cash used in operating activities ........    (4,593,000)    (3,589,000)

INVESTING ACTIVITIES

   Acquisition of Four Point Entertainment ..........            --     (3,023,000)
   Sale of marketable securities ....................            --         95,000
   Purchases of property and equipment ..............        (9,000)       (83,000)
   Payments for building improvements ...............            --       (250,000)
                                                        -----------    -----------
       Net cash used in investing activities ........        (9,000)    (3,261,000)
FINANCING ACTIVITIES - Note 9
   Repayment of notes payable .......................      (462,000)            --
   Proceeds from sale of preferred stock ............     4,879,000             --
   Proceeds from sale exercise of options ...........         3,000             --
   Proceeds from sale of common stock ...............            --      1,982,000
   Proceeds of bank borrowing .......................            --        489,000
                                                        -----------    -----------
      Net cash provided by financing activities .....     4,420,000      2,471,000
                                                        -----------    -----------
      Net increase in cash and cash equivalents .....      (182,000)    (4,379,000)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD .........................................       390,000      4,946,000
CASH AND CASH EQUIVALENTS AT END
                                                        -----------    -----------
  OF PERIOD .........................................   $   208,000    $   567,000
                                                        ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest ............................   $   195,000    $    80,000
  Cash paid (refunds received) for income taxes .....   $  (162,000)   $        --
                                                        ===========    ===========


           See accompanying notes to consolidated financial statements

                            DOVE ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION, ORGANIZATION AND BUSINESS

    The accompanying consolidated financial statements of Dove Entertainment, Inc. (the "Company") and its subsidiaries are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 1996. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation. The results of operations for the six month period ended June 30, 1997 are not necessarily indicative of results to be expected for the full year.

    Dove Entertainment, Inc. is primarily engaged in the business of producing and distributing books on tape (audio books) and, through its wholly-owned subsidiary Dove Four Point, Inc., ("Dove Four Point"), the development and production of movies-for-television and mini-series. The Company is also engaged in the publication of printed books and the distribution of feature films and television programs.

    The Company acquires audio publishing rights for specific titles or groups of titles, generally in perpetuity, for audio production and distribution, primarily in the United States of America.

    Dove Four Point is an independent production company. Dove Four Point is often engaged as a producer-for-hire in connection with a creative concept and literary property owned by another party to produce all forms of television productions, including pilots, series, telefilms, miniseries, talk shows, game shows and infomercials for network, cable and syndicated production. In addition to being engaged as a producer-for-hire, Dove Four Point develops and produces television productions for which rights are controlled by Dove Four Point.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recognition of Publishing Revenue

Revenues from publishing, including the sale of audio books (net of provisions for estimated returns and allowances), and related royalties payable are recognized upon shipment of the product. The Company records an allowance for future returns based on anticipated return rates.

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

Production Masters

Production masters are stated at cost net of accumulated amortization. Costs incurred for production masters, including non-refundable advances, royalties paid to authors and readers, as well as recording and design costs, are capitalized and amortized commencing from the time a title is initially released, consistent with the estimated timing of revenue for a title. Prior to January 1, 1997, for printed book titles, this had generally resulted in amortization of approximately 80% of a title's production master costs in the initial quarter of release, with the remaining 20% amortized in the fifth quarter following release. Beginning January 1, 1997 the Company accelerated the amortization of costs on printed book titles so that 80% of a title's production master costs were amortized in the initial quarter of release with the remaining 20% amortized over the following three quarters and in addition, adjusted certain printed book title costs to net realizable value. Audio book titles are amortized on a quarter-by-quarter basis over a two-year period resulting in approximately 80% of such audio title's production master cost being amortized in the first twelve months of release. Any portion of production masters which are not estimated to be fully recoverable from future revenues are charged to amortization expense in the period in which such loss becomes evident.

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

Goodwill

Goodwill, representing the excess of the purchase price of Four Point Entertainment, Inc. over its net assets, is included in other assets and is being amortized over a twenty-five year period. Goodwill amounted to $6,026,000 net of accumulated amortization of $290,00 at June 30, 1997.

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

Property and Equipment

Property and Equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of assets as follows:

        Building ................................................     39 years
        Furniture, Fixtures and Equipment .......................     5-7 years


Leasehold improvements are amortized over the estimated useful life or the remaining lease term, whichever is less.

Net Loss Per Common Share

Net loss per common share is based upon the weighted average number of outstanding shares of Common Stock. The net loss utilized in the calculation of the net loss per common share is increased by dividends on Preferred Stock.

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


NOTE 3 -- PRODUCTION MASTERS

Production masters, net of accumulated amortization of $3,660,000, at June 30, 1997 consisted of the following:

      Released titles.......................................   $    727,000
      Unreleased titles.....................................      1,424,000
                                                                  ---------
      Total.................................................   $  2,151,000
                                                                  =========


NOTE 4 -- FILM COSTS

The following is an analysis of film costs as of June 30, 1997:



  Current:        Television and theatrical  projects in production..........       $  5,345,000
  Non-current:    Television and theatrical films released less
                     accumulated film amortization...........................          1,642,000
                                                                                       ---------
  Total......................................................................       $  6,987,000
                                                                                       =========


The company expects that approximately 80% of all net film costs as of June 30, 1997 will be amortized within the next three year period based upon the Company's current revenue estimates.

NOTE 5 -- INCOME TAXES

Income taxes are computed in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Company provides for income taxes during interim reporting periods based upon an estimate of its annual effective tax rate. This estimate includes all anticipated federal, state and foreign income taxes.

NOTE 6 -- NOTES PAYABLE

Notes payable at June 30, 1997 consist of the following:


Current notes payable
   Term loan..............................................    $  1,138,000
   Current portion of long-term mortgage note payable.....          47,000
                                                                 ---------
                                                                 1,185,000
Long-term mortgage note payable, less current portion.....       1,806,000
                                                                 ---------
Total notes payable.......................................    $  2,991,000
                                                                 ---------

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

In August 1996 the Company refinanced the Company's existing revolving line of credit and term loan with Sanwa Bank California ("Sanwa Bank") with a $1,365,000 term loan from Sanwa Bank. On September 1, 1996, the Company began making principal and interest payments based on a five year amortization schedule. All unpaid principal and interest (an amount equal to $1,124,000) matured on August 1, 1997. The Company did not repay such unpaid amount on August 1, 1997 and accordingly is in default subject to a possible deferral of the maturity date to September 30, 1997 as requested by the Company to Sanwa Bank. On July 11, 1997 the Company entered into an agreement with Sanwa Bank to commence discussions and negotiations in respect of the foregoing, during which time the Company is making monthly payments each in an amount equal to the monthly interest and principal payments made prior to the maturity date. The existing Sanwa Bank loan is secured by substantially all of the Company's assets, other than the Company's building, and is guaranteed by two former principal shareholders/officers of the Company (the "Former Principals") and Dove Four Point. The term loan has various covenants with which the Company must adhere, including minimum tangible net worth, current ratio, debt service coverage ratio, and debt to net worth ratio and restrictions on mergers or acquisitions. The Company was not in compliance with certain of such financial covenants as of June 30, 1997 and has requested a waiver from compliance with such covenants for such period from Sanwa Bank. There is no assurance that such deferral or a waiver will be obtained. The Company is in discussion with another commercial bank to secure loan facilities to enable the repayment of the Sanwa Bank facility by September 30, 1997. No assurances are made that the Company will secure such facilities or that a facility can be obtained on terms satisfactory to the Company. If Sanwa Bank does not agree to a deferral and waiver and/or the Company does not obtain a replacement facility, then Sanwa Bank may exercise its remedies and the Company may be forced to restructure.

In October 1996, the Company obtained a bridge loan of $800,000 from Morgan Fuller Capital Group, LLC ("Morgan Fuller"). The principal payment due February 1, 1997 was made and the balance of this loan was repaid in March, 1997. See Capital Activities - Note 9.

NOTE 7 -- RELATED PARTY TRANSACTIONS

As of January 1, 1995, the Company entered employment agreements with the Former Principals which were to expire in December 1999. The agreements originally provided for aggregate compensation to the Former Principals of no less than a combined total of $345,000 per year, plus benefits such as health insurance and an automobile allowance and a combined non-accountable expenses of $75,000 per year. In addition, the Former Principals were entitled to an annual salary increase and bonus subject to certain limitations agreed upon with the underwriter of the Company's initial public offering at the discretion of the Company's Board of Directors. The Board of Directors approved an increase in the salary portion of the employment agreements with the Former Principals to a combined total of $562,000 per year for 1996. On June 10, 1997, the Former Principals entered into a "Securities Purchase Agreement" with Media Equities International, L.L.C. ("MEI") whereby they sold all their Preferred Stock and a portion of their common stock to MEI. Concurrently each of the Former Principals resigned as officers and directors of the Company pursuant to an employment termination agreement ("Termination Agreement") at which time the Former Principals resigned from their respective positions with the Company and its subsidiaries.

Pursuant to the Termination Agreement, and in consideration for the settlement of their respective employment agreements, Mr. Viner and Ms. Raffin will each receive monthly payments (the "Payments") of approximately $14,583 and $10,416, respectively, and medical insurance for 60 months (the "Term"). In addition, Mr. Viner and Ms. Raffin will each receive a car allowance for 24 months and reimbursements for certain medical and business expenses.

To secure the Payments, the Company has issued into escrow 1,500 shares of its Series E Preferred Stock, convertible into shares of Common Stock to the extent set forth in the Certificate of Determination for the Series E Preferred Stock. The Series E Preferred Stock will be held in escrow and will not be released to the Former Principals except in the event of a default in the Payments by the Company. In the event of a default in the Payments by the Company, the Series E Preferred Stock will be released to the Former Principals, as the case may be, in an amount equal to the portion of the Payments unpaid due to such default divided by the stated value of the Series E Preferred Stock. The Former Principals have registration rights pursuant to a registration rights agreement, dated June 10, 1997, among the Company and the Former Principals with respect to any Series E Preferred Stock received by them upon a default in the Payments by the Company. The terms of the aforementioned Securities Purchase Agreement and Termination Agreement are more fully discussed in the Company's Form 8-K dated June 10, 1997.

During 1996, the Company made payments totaling $14,000 to the Former Principals for the business rental of a condominium owned by the Former Principals.

During 1996, the Company made payments to the Former Principals and Mr. Leider, (a director of the Company) totaling $365,000 under agreements for producer services, television motion picture acting services and television motion picture directing services. In connection with the Termination Agreement, further payments were made to the Former Principals in respect of producer services amounting to $50,000 with a further $50,000 payable on delivery of the production "Unwed Father".

In September 1996, in connection with Samuelson Entertainment Ltd.'s ("Samuelson") financing of the production of the motion picture presently entitled "Wilde" (the "Picture") for which the Company acquired certain North American rights, one of the Former Principals personally guaranteed $1,000,000 of the payment obligations of Dove International, Inc. ("Dove International") payable commencing on December 1, 1996 through April 2, 1997 to Samuelson in order to obtain additional time for Dove International to make such payments. In addition, one of the Former Principals personally deposited $500,000 at Guinness Mahon & Co. Ltd. ("Guinness Mahon") (and pledged the deposit plus interest thereon) to secure Dove International's additional payment obligation to Samuelson in the amount of (pounds) 333,334 on delivery of the Picture. The Company has made all of the required payments including the payment due on the delivery of the Picture. In consideration for agreeing to pledge such deposit, Samuelson and Dove International agreed that one of the Former Principals will receive a 5% commission, up to a maximum of $120,000, payable from 5% of 100% of the gross receipts (only after recoupment of Dove's full distribution fee) received by all third-party distributors (including Dove International) from exploitation of the North American distribution rights in the Picture. The terms pursuant to which one of the Former Principals pledged the deposit were based on similar terms as offered by the producer (Samuelson) to a third party, which were not able to be consummated. In addition, Samuelson agreed that one of the Former Principals will receive 8% of 100% of Samuelson's net profits from the Picture. As partial consideration for the acquisition by the Former Principals of Series C Preferred Stock and warrants to acquire Common Stock of the Company (see Note 9 to the Consolidated Financial Statements), the Company's obligation to repay one of the Former Principals the $500,000 deposit made with Guinness Mahon and to repay one of the Former Principals the 5% commission on proceeds from the Picture were released.

The Former Principals have also personally guaranteed the Company's obligations to Sanwa Bank to a maximum principal amount of $1,600,000 in order to avoid an event of default on such obligations. As of June 30, 1997, $1,139,000 was outstanding.

Pursuant to an agreement, dated May 16, 1996, Mr. Leider is to provide management consulting services to the Company until the Company and Mr. Leider mutually agree to terminate such agreement. Such agreement provides for an annual compensation of $125,000 payable monthly in arrears. Under the terms of such agreement, Mr. Leider was granted options to purchase 50,000 shares of Common Stock with an exercise price of $3.50 per share.

Pursuant to a severance agreement, dated September 4, 1996, if Mr. Leider's consultancy pursuant to the above referenced agreement is terminated, the Company may be required to pay all amounts accrued through the date Mr. Leider is terminated and his consulting compensation for a period of time following the date of termination. Further, if Mr. Leider's consultancy is terminated for any reason other than death, Disability, Retirement or for Cause, as defined in the agreement, or Mr. Leider terminates his consultancy within three months of any of the following: (i) assignment of duties materially inconsistent with his status with the Company or a material change in his reporting responsibilities,
(ii) material reduction of Mr. Leider's consulting compensation, (iii) subsequent to an Event, failure by the Company to continue any benefit or compensation in which Mr. Leider is participating at the time of the Event or
(iv) any purported termination of Mr. Leider's consultancy effected pursuant to a Notice of Termination, as defined in the agreement, and such termination is not valid or effective; then Mr. Leider may be entitled to all amounts accruing to him as of the date of such termination and his consulting compensation for up to six months following the date of termination.

In June 1997, the Company entered into discussions with Mr. Leider with a view toward ending his relationship with the Company.

As part of the Stock Purchase Agreement described in Note 9 to the Consolidated Financial Statements, the Company and MEI agreed to the terms of a three year consulting arrangement with MEI which arrangement commenced on April 1, 1997. MEI has agreed to provide substantial general management consulting advice including but not limited to, financial (including assisting in obtaining bank financing), television and film distribution and business affairs. As compensation for such services and advice, the Company will pay MEI $300,000 per year, of which $200,000 will be payable in cash on a quarterly basis in advance and the remaining $100,000 will be paid in shares of Common Stock valued at the current market value on the date of payment, payable quarterly in arrears. During the quarter ended June 30, 1997, the Company made a payment of $25,000 in respect of consulting services to MEI pursuant to the Stock Purchase Agreement with MEI. A further $50,000 was accrued, $25,000 to be paid in cash and $25,000 to be paid in the form of common stock.

The Company acquired audio book rights for fourteen titles which were written by a substantial shareholder. The Company recorded the following net audio sales (net of returns) from these titles:

                                                                      1997            1996
                                                                      ----            ----
        Quarter ended June 30,.................................     $  17,000     $  (22,000)
        Six months ended June 30,..............................     $  31,000     $  (89,000)


In 1996, the Company agreed to issue 50,000 shares of Common Stock to the substantial shareholder for the rights to future titles.

The Company made the following payments in respect to auto lease payments, auto allowance, and insurance on automobiles owned by the Former Principals and other directors of the Company.

                                                                       1997          1996
                                                                       ----          ----
        Quarter ended June 30,.................................     $    8,000     $   9,000
        Six months ended June 30,..............................     $   21,000     $  14,000


During the quarter ended June 30, 1997, the Company made a payment of $11,053 in respect of writing services to one of the Former Principals.

The Company made the following payments to Tin Man Enterprises, an associate of a substantial shareholder in respect of audio duplication:


                                                                     1997              1996
                                                                     ----              ----
        Quarter ended June 30,.................................    $  396,000       $  333,000
        Six months ended June 30,..............................    $  696,000       $  627,000


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

In February 1993, Mr. Stern filed a complaint against the Company, Mr. Viner and Mr. Leider entitled Steven A. Stern and Steven A. Stern as assignee of the claims of Sharmhill Productions (B.C.), Inc., a bankrupt company v. Dove Audio, Inc. et al. (British Columbia Supreme Court, Vancouver Registry No. C930935) (the "Canadian Stern Action") claiming that he had been fraudulently induced to enter into the agreement underlying the arbitration award and seeking as damages the amount of the judgment. The Company believes that it has good and meritorious defenses to the Canadian Stern Action. Nevertheless, there can be no assurance that the Company will prevail in the action.

In February 1996, the Company was served with a complaint in an action entitled Robert H. Tourtelot v. Dove Audio, Inc. etc. et al. (Los Angeles Superior Court Case No. SC040739) (the "Tourtelot Action"). Mr. Tourtelot seeks in excess of a million dollars in damages claiming that he had an oral agreement with the Company to write a book that the Company would publish, and that information he provided to the Company was used in another book published by the Company, "Legacy of Deception." Mr. Tourtelot alleged causes of action for breach of oral contract, fraud, suppression of fact, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, infringement of common law copyright, conversion, conspiracy and accounting. The Company successfully removed the action to the United States District Court for the Central District of California, and successfully moved to have the claims for infringement of common law copyright, breach of fiduciary duty, conversion, conspiracy and accounting dismissed. The Tourtelot Action was then remanded to the Los Angeles Superior Court, which has permitted Mr. Tourtelot to pursue claims for breach of oral contract, fraud, suppression of fact, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, conversion, conspiracy and quantum merit. While the Company believes that it has good and meritorious defenses to the Tourtelot Action, there can be no assurance that the Company will prevail in the action.

In March 1996, the Company was served with a complaint in an action entitled Alexandra D. Datig v. Dove Audio, et al. (Los Angeles Superior Court Case No. BC145501) (the "Datig Action"). The Datig Action was brought by a contributor to, and relates to, the book "You'll Never Make Love In This Town Again." The Datig complaint sought in excess of a million dollars in monetary damages. In October 1996, the Company obtained a judgment of dismissal of the entire Datig Action, which judgment also awarded the Company its attorney's fees and costs in defending the matter. Thereafter, the Company sued Ms. Datig for malicious prosecution. Ms. Datig, however, has appealed the judgment. While the Company believes that it will prevail on the appeal, there can be no assurance that the Company will in fact be successful on appeal.

In June 1996, the Company was served with a complaint in an action entitled Shukri Ghalayini v. Dove etc. et al. (Los Angeles Superior Court Case No. BC152129) (the "Ghalayini Action"). The complaint alleges among other things:
(i) breach of employment contract against Four Point Entertainment, Inc. ("Four Point") due to termination of Mr. Ghalayini's employment without good cause, adequate notice or opportunity to cure any alleged breaches and (ii) fraud in the defendants allegedly never intended to honor the terms of the employment agreement. The complaint seeks damages under the employment agreement of not less than $900,000, loss of future earnings estimated at $20,000,000, and damage to his reputation, mental and emotional distress, punitive damages and attorney's fees.

On the same day, the Company filed an action against Mr. Ghalayini in the Los Angeles Superior Court alleging, among other things, that (i) Ghalayini breached his fiduciary duty to the Company by diverting corporate assets to pay his personal expenses, (ii) that in order to induce the Company into closing the Four Point acquisition, Mr. Ghalayini made false representations, including misrepresenting the tangible shareholder's equity of Four Point as of the closing, diverted production and other funds and held checks previously drawn to pay accounts payable in order to meet a closing condition that outstanding bank debt be below a specified level, and that Mr. Ghalayini made false representations to induce Dove Four Point to enter into his employment agreement. Although the Company believes that it has good and valid claims against Mr. Ghalayini, and that it has good and meritorious defenses to his claims, there can be no assurance that it will ultimately prevail in either of these two actions.

In May 1997, the Company was served with a complaint in a related action entitled Shukri Ghalayini v. Dove Audio, Inc., et al. (Los Angeles Superior Court Case No. BC 170340) (the "Ghalayini Defamation Action"). The complaint alleges that Mr. Ghalayini was defamed at a Company shareholders meeting and seeks damages accorded to proof. Although the Company believes that it has good and meritorious defenses to the Ghalayini Defamation Action, there can be no assurance that the Company will ultimately prevail in the action. The Company is presently negotiating an overall settlement of its litigation with Mr. Ghalayini, including the Ghalayini Action and the Ghalayini Defamation Action although there is no assurance that such a settlement will be obtained, or, if obtained, will be on terms beneficial to the Company.

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

In January 1997, the Company was served with a complaint in an action entitled Greer v. Dove (Los Angeles Superior Court Case No. BC 160871) (the "Greer Action"). Ms. Greer is another contributor to the book "You'll Never Make Love In This Town Again" and has sought damages in excess of one million dollars alleging causes of action for breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, fraud, imposition of constructive trust and an accounting, rescission, declaratory relief, conspiracy, unfair competition, and false advertising. Although the Company believes that it has good and meritorious defenses to the Greer Action, there can be no assurance that the Company will ultimately prevail in the action.

In May 1997, the Company was served with a complaint in an action entitled Kenneth Raskoff v. Dove (Los Angeles Superior Court Case No. BC171355) (the "Raskoff Action"). Mr. Raskoff is a former employee of Dove Four Point. The complaint seeks unspecified damages and other relief for breach of Mr. Raskoff's alleged employment contract, breach of the implied covenant of good faith and fair dealing, breach of implied-in-fact contract, promissory estoppel, and fraudulent inducement. The complaint also seeks an injunction requiring that Mr. Raskoff receive producer credit with respect to the television program entitled "Unwed Father" and other unnamed projects. Although the Company believes that it has good and meritorious defenses to the Raskoff Action, there can be no assurance that the Company will prevail in the action.

In June 1997, the Company was served with a complaint in an action entitled Michael Bass v. Penguin USA Inc., et al. (New York Superior Court Case No. 97-111143) (the "Bass Action"). The complaint alleges among other things that Ms. Greer's contribution to the book "You'll Never Make Love In This Town Again" defames Mr. Bass and violates his rights of publicity under New York statutes. The complaint seeks damages of $70,000,000 for defamation and $20,000,000 for violation of the New York right of publicity statutes and an injunction taking the book out of circulation and prohibiting the use of Mr. Bass' name. The Company believes that it has good and meritorious defenses to the Bass Action. Nevertheless, there can be no assurance that the Company will prevail. As a result of the Bass Action, the Company has brought a cross-complaint against Ms. Greer in the Greer Action.

In July 1997, the Former Principals commenced an arbitration against the Company. In their arbitration demand, the Former Principals claim that they are owed in excess of $1 million by the Company relating to the motion picture entitled "Morning Glory" and that they own the rights to exploit that motion picture. The Former Principals did not state the basis for their claims and present management is unaware of any such basis for it. There can be no assurance that the Company will prevail on these claims.

In July 1997, the Former Principals advised the Company that they intend to refer certain matters arising from the Securities Purchase Agreement and Termination Agreement to arbitration. The Former Principals did not state the basis for their claims and present management is unaware of any such basis for it. The Company believes that it has good and meritorious defenses to any such claims by the Former Principals. There can be no assurance, however, that the Company will prevail on these claims should they be filed.

In July 1997, the Company was served with a complaint in an action entitled Alan Fields v. Dove Entertainment, Inc., et al. (Los Angeles Superior Court No. BC 174659) (the "Fields Action"). The Fields Action was brought by an alleged purchaser of Common Stock against the Company and the Former Principals as a putative class action on behalf of all persons who acquired Common Stock between July 25, 1995 and August 20, 1996. The complaint alleges a cause of action for violation of Section 25400(d) of the California Corporations Code based on the alleged dissemination of false and misleading statements about, among other things, the success of the Company's printed book operations, financial results, business condition and future prospects. The plaintiff seeks unspecified damages and other relief. The Company has not yet filed a response to the complaint. While the Company believes it has good and meritorious defenses against the claim, the Company has taken a charge of $150,000 in the quarter ended June 30, 1997 in respect of potential costs associated with the claim.

The Company has also been advised by certain attorneys purporting to represent one or more purchasers of the Company's Common Stock that they intend to file a complaint against the Company and others for alleged violations of the federal securities laws based on the conduct at issue in the Fields Action. To date, the Company has not received any such complaint.

In July 1997, the Company was served with a complaint in an action entitled Steven A. Soloway v. Dove Entertainment, Inc., etc. et al. (Los Angeles Superior Court Case No. BC 175516) (the "Soloway Action"). Mr. Soloway is a former director and employee of the Company and has sought damages of approximately $350,000 for breach of contract. Mr. Soloway claims that as a result of the Securities Purchase Agreement he was entitled to declare his employment agreement terminated without cause and to receive his base salary through September 1999. The Company has not yet filed a response to the complaint. Although the Company believes that it has good and meritorious defenses and setoffs to the Soloway Action, there can be no assurance that the Company will prevail in the action.

The Company is a party to various other routine legal proceedings and claims incidental to its business. The Company believes that the ultimate resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company's financial position.


Office Lease

The Company leases office space under a noncancelable operating lease expiring December 1998. The Company's lease obligation is secured by a $15,000 irrevocable letter of credit. Rent expense was $69,000 and $63,000 in the three months ended June 30, 1997 and June 30, 1996, respectively, and $138,000 and $113,000 for the six months ended June 30, 1997 and June 30, 1996, respectively. The minimum future noncancelable lease expense under the lease is approximately $275,000 annually for the years 1997 through 1998, inclusive. The lease is subject to annual rent escalations and the pass-through of costs.

NOTE 9 -- CAPITAL ACTIVITIES

COMMON STOCK

In December 1995, the Company received net proceeds of approximately $4,770,000 from the initial closings of a private placement (the "Placement") of the Company's equity securities. Pursuant to the December closing of the Placement the Company issued 729,687 shares of Common Stock and Common Stock purchase warrants allowing the purchase of 729,687 shares of Common Stock at $12.00 per share exercisable for a period of 51 months beginning 9 months subsequent to the initial closing of the Placement.

In January 1996, the Company received additional net proceeds of approximately $1,533,000 from the Placement of the Company's equity securities. Pursuant to the January 1996 closings of the Placement the Company issued 220,313 shares of Common Stock and Common Stock purchase warrants allowing the purchase of 220,313 shares of Common Stock at $12.00 per share exercisable for a period of 51 months beginning 9 months subsequent to the initial closing of the Placement.

In April 1997, the Company issued 551,111 shares of unregistered Common Stock in satisfaction for vendor payables amounting to $1,250,000, or an average of $2.26 per share.

Preferred Stock

In the first of two closings under a private placement of preferred stock and warrants to purchase Common Stock (i) MEI purchased 3,000 shares of the Company's 6% Series B Preferred Stock (the "Series B Preferred Stock") and warrants to purchase 500,000 shares of Common Stock at $2.00 per share, warrants to purchase 500,000 shares of Common Stock at $2.50 per share and warrants to purchase 500,000 shares of Common Stock at $3.00 per share for an aggregate of $3,000,000 and, (ii) the Former Principals purchased 920 shares of the Company's 6% Series C Preferred Stock (the "Series C Preferred Stock") and warrants to purchase 166,666 shares of Common Stock at $2.00 per share, warrants to purchase 166,667 shares of Common Stock at $2.50 per share and warrants to purchase 166,667 shares of Common Stock at $3.00 per share for an aggregate of $920,000 (including the contribution of $676,000 payable by the Company to the Former Principals). On June 3, 1997, the second closing (the "Second Closing") was completed whereby (i) MEI purchased 1,000 shares of Series B Preferred Stock and warrants to purchase 166,666 shares of Common Stock at $2.00 per share, warrants to purchase 166,667 shares of Common Stock at $2.50 per share and warrants to purchase 166,667 shares of Common Stock at $3.00 per share for $1,000,000 in cash and (ii) the Former Principals and their assigns purchased 1,000 shares of Series C Preferred Stock and warrants to purchase 166,666 shares of Common Stock at $2.00 per share, warrants to purchase 166,667 shares of Common Stock at $2.50 per share and warrants to purchase 166,667 shares of Common Stock at $3.00 per share for an aggregate of $1,000,000 (including the contribution of $175,000 payable by the Company to the Former Principals). Each share of Series B Preferred Stock and Series C Preferred Stock is convertible at the option of the holder thereof into 500 shares of Common Stock, subject to certain anti-dilution adjustments, at any time following the date six months after the issuance thereof. Each of the Series B Preferred Stock and Series C Preferred Stock are redeemable, in whole or in part at the option of the Company, at any time after March 28, 2002 at a redemption price of 110% of the stated value ($1,000) plus all accumulated but unpaid dividends thereon (plus interest on such accumulations). In connection with this transaction, the Company has allocated the amounts invested between the Preferred Stock and the warrants and will record a dividend for the difference between the amount allocated to Preferred Stock and the value, as of the issuance date, of the Common Stock issuable upon conversion of such Preferred Stock. For the quarter ended June 30, 1997, the amount of such divided is $975,000 and for the six months ended June 30, 1997, is $1,032,000. On June 10, 1997, MEI purchased all of the Preferred Stock held by the Former Principals along with 500,000 shares of Common Stock (see Related Party Transactions). In August, 1997, MEI purchased 100 shares of the Company's Series C Preferred Stock with warrants to purchase 50,000 shares of Common Stock under the same terms as described above applying to the Company's Series C Preferred Stock from one the assigns of the Former Principals and is in discussions with the other assign to purchase 250 shares of the Company's Series C Preferred Stock with warrants to purchase 125,000 shares of Common Stock under the same terms as described above applying to the Company's Series C Preferred Stock. MEI has agreed to defer its right to demand for the Company to prepare and file with the Securities and Exchange Commission one or more registration statements until 30 days after MEI issues notice of the Company of its demand to prepare and file such registration.

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

Stock Options And Warrants

The Board of Directors of the Company has adopted the 1994 Stock Incentive Plan (the "Plan"). The Plan provides for the grant of options to purchase up to an aggregate of 750,000 shares of the Common Stock of the Company (subject to an anti-dilution provision providing for adjustment in the event of certain changes in the Company's capitalization).

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

Options outstanding under the Plan at June 30, 1997 were as follows:

                                                                                        Exercise Price
                                                                                        --------------
        Options outstanding at June 30, 1997........................         300,333    $3.50 - $9.75

The weighted average exercise price at June 30, 1997 was $4.45, and options to acquire 186,665 shares of Common Stock under the Plan were exercisable.

In addition to the above options issued under the Plan, the Company granted options to acquire 250,000 shares of Common Stock at an exercise price of $.01 per share in 1994 and 75,000 shares of Common Stock at an exercise price of $8.00 per share in 1995. At June 30, 1997 options covering the 250,000 shares noted above had been exercised, and options covering the 75,000 shares were exercisable. In 1996, in conjunction with the acquisition of Four Point, options to purchase 300,000 shares of Common Stock at $11.00 per share were issued to one of the principals of Dove Four Point as part of an employment agreement. Vesting of these options will accelerate based on meeting certain performance criteria. At June 30, 1997 none of these options were exercisable. Additionally, during 1996, the Company issued options to purchase 80,000 shares of Common Stock under the Plan with an exercise price of $3.50 per share to the Company's public relations firm of which 26,667 were exercisable as of June 30, 1997.

Prior to January 1, 1996, the Company accounted for the Plan in accordance with the provisions of Accounting Principles Board (ABP) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant or alternatively, allow entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 in accounting for its Plan, and accordingly, no compensation cost has been recognized for its stock options granted at fair market value in the consolidated financial statements. Compensation cost will be recorded for options granted below fair market value and options granted to hourly employees.

    Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                  Six Months Ended June 30,               Quarters Ended June 30,
                                  -------------------------               -----------------------
                                   1997                1996               1997               1996
                                   ----                ----               ----               ----
       Net loss
         As reported    $      (9,464,000)   $     (2,202,000)   $    (6,040,000)   $   (2,703,000)
         Pro forma      $      (9,740,000)   $     (2,471,000)   $    (6,042,000)   $   (2,885,000)

       Loss per share
         As reported    $           (1.75)   $           (.40)   $         (1.07)   $         (.47)
         Pro forma      $           (1.80)   $           (.44)   $         (1.09)   $         (.55)


Pro forma net loss reflects only options granted since January 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to January 1, 1995 is not considered.

                                                                       Number of
                                                                       Shares of
                                                         Number of      Common
                                                         Warrants        Stock         Exercise Price
                                                         --------        -----         --------------
       Warrants outstanding at January 1, 1997...         1,607,500      1,558,750    $2.75 - $12.00
       Warrants issued...........................         3,105,263      3,105,263    $2.00 - $ 4.50
                                                          ---------      ---------
       Warrants outstanding at June 30, 1997.....         4,712,763      4,664,013    $2.00 - $12.00
                                                          =========      =========


The weighted average exercise price at June 30, 1997 was $5.05, and warrants to acquire 4,664,013 shares of Common Stock were exercisable.

NOTE 10 -- MAJOR CUSTOMERS AND SUPPLIERS

Revenues, net of returns, from the Company's three major customers approximated the following:

                                                                       1997             1996
                                                                       ----             ----
        Quarter ended June 30,.................................         30%              33%
        Six months ended June 30,..............................         28%              20%


A significant amount of audio inventory is supplied by one manufacturer, a substantial shareholder. The Company is not dependent on the manufacturer as its sole source of product.

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

Pursuant to the terms of the acquisition agreement of Four Point 40,000 shares of the Initial Shares were placed in escrow pending the receipt of certain outstanding receivables. Accordingly, the Company has excluded such shares from the initial purchase price pending the resolution of the related contingencies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis below should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes to the Consolidated Financial Statements included elsewhere in this report.

Overview

Dove commenced business in 1985 as one of the pioneers of the audio book industry and has become one of the leading independent producers (i.e., unaffiliated with any single book publisher) of audio books in the United States. The Company produces and distributes approximately 100 to 120 new titles annually and has built a library of over 1,200 titles. Through Dove Four Point, the Company is engaged in the production and development of television programming. Other activities of the Company include a limited printed book publishing program and the distribution of feature films and television.

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

The Company has several television projects in development and generally seeks to limit its financial risk in the production of television movies and mini-series and feature films by pre-sales and licensing to third parties. The production of television and theatrical films has been sporadic over the last several years and significant variances in operating results from year-to-year and quarter-to-quarter can be expected for film revenues. In April 1997, Dove Four Point received an order from the ABC Television Network for a made for television movie entitled "Unwed Father" and has entered into a distribution agreement with respect to the non US network rights with Bonneville Worldwide Entertainment ("Bonneville"). This movie is scheduled for delivery in August 1997.

In 1996, the Company embarked on a major printed book publishing program with a scheduled 75 print titles for 1997. However, following disappointing results from the 1996 and early 1997 list, the Company has substantially curtailed the printed book program to one primarily designed to complement the audio book list. The Company had also embarked on a program to acquire independent films and videos for distribution in the United States and Canada on an all rights basis (including theatrical, home video and all forms of television and a video output arrangement (which commenced in July 1996) but following review in 1997, has discontinued the video distribution operations and has limited the film and television distribution operations to the existing film and television library, and television programs produced by Dove Four Point.

In accordance with the industry practice, substantially all of the Company's sales of audio and printed book products are and will continue to be subject to potential return by distributors and retailers. Although the Company estimates allowances and reserves for returned products, significant increases in actual return rates above these estimates could materially and adversely impact the Company's results of operations or financial condition. In June 1997, the Company received notice from its major audio and book distributor of discontinuance of its exclusive distribution agreement at the end of December 1997 and the Company is actively seeking to establish new distribution arrangements.

Selling, general and administrative expenses include costs associated with selling, marketing and promoting the Company's products, as well as general corporate expenses including salaries, occupancy costs and other overhead, professional fees, and travel and entertainment. The Company believes that these expenses will continue to increase as the Company grows.

Results Of Operations

The following table sets forth (i) publishing and film revenues and (ii) cost of sales, film amortization, selling, general and administrative expense as a percentage of total revenues for the periods indicated:

                                             Three Months Ended June 30       Six Months Ended June 30
                                             --------------------------       ------------------------
                                               1997            1996            1997            1996
                                               ----            ----            ----            ----
Revenues
  Publishing...........................          71%             73%            58%            62%
  Film & television...................           29              27             42             38
                                                ----           -----          -----          -----
    Total................................       100%            100%           100%           100%
                                                ----            ----           ----           ----
Operating expenses
  Cost of sales - Publishing.........            80%             96%            72%             57%
  Cost of sales - Film & television .            29              18             50              28
  Selling, general & administrative              76              94             79              38
  Employee separation costs........              43              --             25              --
                                                ----           -----           ----           -----
    Total................................       228%            208%           226%            123%
                                                ---             ---            ---             ---


Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

------------------------------------------------------------------------------

PUBLISHING
    Revenues. Net publishing revenues for the three months ended June 30,1997 increased $481,000 to $2,678,000, compared with $2,197,000 for the three months ended June 30, 1996. The increase was primarily attributable to lower returns of audio book product. Although publishing revenues for the three months ended June 30, 1997 were up 22% compared to the prior year, revenues were affected by a delay in the planned new release of most printed book titles as well as some audio titles due to working capital constraints. In addition, such constraints have affected planned releases of new printed book titles for the balance of the year. Returns of printed book product continued to be high, reflecting general conditions in the industry. Substantially all of the Company's sales of book products are and will continue to be subject to potential returns by distributors and retailers if not sold to the public. Although the Company makes allowances and reserves for returned product that it believes are adequate, significant increases in return rates can materially and adversely impact the Company's financial condition or results of operations.

    Cost of Sales. Cost of sales for the three months ended June 30, 1997 increased $137,000 to $3,019,000 compared with $2,882,000 for the prior year. The increase was mostly attributable to the increase in revenues for the period. Cost of sales as a percentage of net publishing revenues decreased from 132% in the period ended June 30, 1996 to 113% for the three months ended June 30, 1997. During the three months ended June 30, 1997, a charge of $564,000 was made to cost of sales following the decision to discontinue the Dove Kids and Video Books lines.

FILM AND TELEVISION

    Revenues. Film and television revenues for the three months ended June 30,1997 increased $286,000 to $1,081,000, compared with $795,000 for the same period in the prior year. The increase was primarily attributable to the inclusion of revenues arising from the acquisition of Dove Four Point.

    Amortization. Film and television amortization for the three months ended June 30, 1997 increased $542,000 to $1,084,000, compared with $542,000 for the same period last year. Cost of sales as a percentage of net film and television revenues increased from 68% in the period ended June 30, 1996 to 100% for the three months ended June 30, 1997, due to the write off of $590,000 in production costs arising from an assessment of film net realizable values.

GENERAL

    Gross Profit. The Company experienced a negative gross margin of $344,000 for three months ended June 30, 1997 versus a negative gross margin of $432,000 for the same period last year, resulting from the matters previously discussed regarding publishing and film revenues and cost of sales.

    Selling, General and Administrative. Selling, general and administrative expenses (SG&A) include costs associated with selling, marketing and promoting the Company's products, as well as general corporate expenses including salaries, occupancy costs, professional fees, travel and entertainment. SG&A increased 2% to $2,860,000 for the three months ended June 30, 1997 compared to $2,809,000 for the same period last year. The increase in SG&A was mostly attributable to the acquisition of Dove Four Point in April of 1996. Since June 30, 1997, the Company has implemented substantial SG&A cost savings with the benefits expected to be realized in the fourth quarter of 1997. On June 10, 1997 the Former Principals resigned as officers and directors of the Company following the sale to MEI of their Preferred Stock and certain Common Stock. As a result of this change, the Company has expensed $1,614,000 in employee separation costs representing contracted payments to the Former Principals in their employment capacity together with associated costs. The contracted payments to the Former Principals are payable over the next five years in approximately equal monthly installments. See Note 7 to the Consolidated Financial Statements.

    Net Interest Expense. Net interest expense for the three months ended June 30, 1997 was $57,000, compared to net interest expense of $54,000 for the same period in the prior year. This is primarily the result of the utilization of funds and the assumption or incurrence of debt in connection with the acquisition of Dove Four Point and purchase of the Company's new office building (See also, Notes Payable - Note 6) and the operating cash losses experienced during 1996 and the first half of 1997.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

-------------------------------------------------------------------------------


PUBLISHING

Revenues. Net publishing revenues for the six months ended June 30,1997 decreased $2,799,000 to $3,746,000 compared with $6,545,000 for the six months ended June 30, 1996. The decrease was primarily attributable to a delay in the planned new release of most printed book titles as well as some audio titles due to working capital constraints and high returns of printed book throughout the period and audio book product during the three months ended March 31, 1997. In addition, net publishing revenues during the three months ended March 31, 1996 were augmented by sales of "You'll Never Make Love In This Town Again". Furthermore, the working capital constraints have affected planned releases of new printed book titles for the balance of the year. Substantially all of the Company's sales of book products are and will continue to be subject to potential returns by distributors and retailers if not sold to the public. Although the Company makes allowances and reserves for returned product that it believes are adequate, significant increases in return rates can materially and adversely impact the Company's financial condition or results of operations.

    Cost of Sales. Cost of sales for the six months ended June 30, 1997 decreased $1,389,000 to $4,629,000 compared with $6,018,000 for the prior year. The decrease was mostly attributable to the decrease in revenues for the period. Cost of sales as a percentage of net publishing revenues increased from 92% in the six months ended June 30, 1996 to 124% for the six months ended June 30, 1997 due primarily to the effect of fixed elements of cost of sales, such as product development expense, being spread over a lower revenue base, and a reduction in future sales estimates for a number of titles, as well as a charge of $564,000 made to cost of sales in the three months ended June 30, 1997 following the decision to discontinue the Dove Kids and Video Books lines.

FILM AND TELEVISION

    Revenues. Film and television revenues for the six months ended June 30,1997 decreased $1,380,000 to $2,674,000, compared with $4,054,000 for the same period in the prior year. The decrease was primarily attributable to the delivery in the first quarter of 1996 by the Company of the television film "Home Song" which aired on CBS in March 1996 with no similar sale in the 1997 first quarter. This production generated approximately $3,000,000 in revenues in 1996. The preceding was partially offset by the inclusion of revenues arising from the acquisition of Dove Four Point late in April 1996.

    Amortization. Film and television amortization for the six months ended June 30, 1997 increased $290,000 to $3,227,000, compared with $2,937,000 for the same period last year. Cost of sales as a percentage of net film and television revenues increased from 72% in the period ended June 30, 1996 to 121% for the six months ended June 30, 1997, due to cost overages on certain film projects as well as the write off of $590,000 in production costs arising from an assessment of film net realizable values.

GENERAL

    Gross Profit. The Company experienced a negative gross margin of $1,436,000 for six months ended June 30, 1997 versus a gross margin of $1,644,000 for the same period last year, resulting from the matters previously discussed regarding publishing and film revenues and cost of sales.

    Selling, General and Administrative. Selling, general and administrative expenses (SG&A) include costs associated with selling, marketing and promoting the Company's products, as well as general corporate expenses including salaries, occupancy costs, professional fees, travel and entertainment. SG&A increased 23% to $5,047,000 for the six months ended June 30, 1997 compared to $4,101,000 for the same period last year. The increase in SG&A was mostly attributable to the acquisition of Dove Four Point in late April of 1996. Since June 30, 1997, the Company has implemented certain SG&A cost savings with the benefits expected to be realized by the fourth quarter of 1997. On June 10, 1997 the Former Principals resigned as officers and directors of the Company following the sale to MEI of their Preferred Stock and certain Common Stock in the Company. As a result of this change, the Company has expensed $1,614,000 in employee separation costs representing contracted payments to the Former Principals in their employment capacity together with associated costs. The contracted payments to the Former Principals are payable over the next five years in approximately equal monthly installments.

    Net Interest Expense. Net interest expense for the six months ended June 30, 1997 was $193,000 and $6,000 for the same period in the prior year. This is primarily the result of the utilization of funds and the assumption or incurrence of debt in connection with the acquisition of Dove Four Point and purchase of the Company's new office building (See also, Notes Payable - Note 6) and the operating cash losses experienced during 1996 and the first half of 1997.

Liquidity And Capital Resources

The Company's operations, in general, are capital intensive. The Company has experienced from time to time significant negative cash flows from operating activities which have been offset by equity and debt financings. As the Company expands its publishing, production and distribution activities, it expects to continue to experience negative cash flows from operating activities from time to time. In such circumstances, the Company will be required to fund at least a portion of production and distribution costs, pending receipt of anticipated future revenues, from working capital, from additional debt or equity financings from outside sources, or from other financing arrangements. There is no assurance that the Company will be able to obtain such financing or that such financing, if available, will be on terms satisfactory to the Company.

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

Since its inception, the Company has satisfied its liquidity needs principally through the sale of equity securities, loans from or guaranteed by certain of its shareholders, and cash generated from operations. In March 1997, the Company entered into an agreement with MEI and the Former Principals for an equity investment of approximately $6,000,000 through the sale of Preferred Stock and warrants to purchase Common Stock of the Company in a private placement. In the first of two closings, the Company received an aggregate of $3,920,000 (including the contribution of $676,000 payable by the Company to the Former Principals) and in a second closing completed May 31, 1997 received an additional $2,000,000. See Note 9 of Notes to Consolidated Financial Statements.

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

In connection with the acquisition of Four Point, which was completed on April 29, 1996, the Company guaranteed certain term debt and a $1 million revolving line of credit of Four Point from Sanwa Bank. Such term loan originally was scheduled to mature on October 3, 1998 and the line of credit, which had an original maturity of June 3, 1996, was extended to July 15, 1996. On August 16, 1996, the Company and Sanwa Bank entered into a term loan agreement to refinance such debt and line of credit for an aggregate amount of approximately $1,365,000. On September 1, 1996, the Company began making principal and interest payments based on a five year amortization schedule. All unpaid principal and interest matured on August 1, 1997 and the Company has sought a deferral of the maturity date to September 30, 1997 from Sanwa Bank. The term loan has various covenants with which the Company must adhere, including minimum tangible net worth, current ratio, debt service coverage ratio, and debt to net worth ratio and restrictions on mergers or acquisitions. The Company was not in compliance with certain of such financial covenants as of June 30, 1997 and has requested a waiver from compliance with such covenants for such period from Sanwa Bank. On July 11, 1997 the Company entered into an agreement with Sanwa Bank to commence discussions and negotiations in respect of the above. The existing Sanwa Bank loan is secured by substantially all of the Company's assets, other than the Company's building, and the Former Principals and Dove Four Point have guaranteed such facility.

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

In May 1996 the Company entered into an agreement with Samuelson Entertainment Ltd. to acquire the distribution rights to the theatrical film "Wilde" in all media throughout the United States and Canada (excluding French-speaking Canada) and the exclusive worldwide print, audio and interactive rights. Under the agreement the Company is required to pay sums totaling 1,333,333 British Pounds Sterling (approximately $2,000,000) over the 12 months subsequent to the agreement for such rights. As of August 1997, approximately $15,000 remained unpaid and interest at a rate of 2% per annum plus Pound Sterling LIBOR payable will be payable thereon from April 2, 1997 until repayment, calculated on a daily basis.

In October 1996 the Company entered into a financial advisory agreement with Morgan Fuller pursuant to which Morgan Fuller agreed to provide certain financial advisory services for the Company. As compensation for such services, the Company granted to Morgan Fuller warrants to purchase for a period of three years from the date thereof, up to 180,000 shares of Common Stock of the Company at an exercise price of $2.75 per share.

Publishing accounts receivable, net of sales returns, generally are to be paid pursuant to a specified payment formula, as defined in the relevant agreements. The Company's distribution agreements typically provide for a distribution of certain bad debt risk between the Company and its distributors.

The Company has historically experienced significant negative cash flows from operations, including $2,599,000 for the quarter ended June 30, 1997. See "Financial Statements of the Company - Consolidated Statements of Cash Flows." In addition, the Company is currently in default under its term debt facility with Sanwa Bank. See Note 6 to Consolidated Financial Statements. The Company is in discussions with another commercial bank to establish a line of credit sufficient to repay the Sanwa Bank facility and provide sufficient working capital for the continuance of operations for at least the next twelve months and further development of the Company. The Company's goal is to establish such new facilities by September 30, 1997. However, there is no assurance that any of this will be accomplished, or that terms satisfactory to the Company can be obtained. If the Company is unable to establish new bank credit facilities, if Sanwa Bank determines to enforce its remedies with respect to the term loan, if the Company is unable to realize anticipated revenues, or if the Company incurs costs inconsistent with anticipated levels, the Company would either need to obtain additional financing (including possibly through the sale of debt or equity securities, by obtaining additional bank financing or through the sale of certain assets), limit its commitments to new projects or possibly curtail its current operations. In addition, any further expansion of the Company or acquisitions of particular properties or libraries, would require capital resources beyond those currently available to the Company, which acquisition of such resources would be dependent upon the ability of the Company to obtain additional sources of working capital. There is no assurance that any such additional sources of working capital will be available on acceptable terms.

Inflation

    The Company does not believe its business and operations have been materially affected by inflation.

PART II -- OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

See Note 8 to the Consolidated Financial Statements.

ITEM 2 CHANGES IN SECURITIES

As discussed in Note 9 - Capital Activities, on May 15, 1997, the Company issued
(a) 250 shares of its Series B Preferred Stock and warrants to purchase 125,000 shares of Common Stock to MEI for which MEI paid $250,000 in cash, (b) 150 shares of its Series C Stock and warrants to purchase 75,000 shares of Common Stock to the Former Principals for which the Former Principals paid $150,000 in cash and (c) 100 shares of its Series C Preferred Stock and warrants to purchase 50,000 shares of Common Stock to Mr. Howard Gittis for which Mr. Gittis paid $100,000 in cash. One-third of the warrants issued to MEI, the Former Principals and Mr. Gittis, respectively, are exercisable until March 27, 2000 at an exercise price of $2.00 per share, one-third are exercisable until March 27, 2000 at an exercise price of $2.50 per share and the final one-third are exercisable until March 27, 2001 at an exercise price of $3.00 per share. These warrant exercise prices are subject to anti-dilution adjustments.

On June 3, 1997 the Company issued (a) 750 shares of its Series B Preferred Stock and a warrant to purchase 375,000 shares of Common Stock to MEI for which MEI paid $750,000 in cash, (b) 500 shares of its Series C Stock and a warrant to purchase 250,000 shares of Common Stock to the Former Principals for which the Former Principals paid $325,000 in cash and $175,000 in the form of the forgiveness of certain indebtedness owed them by the Company, and (c) 250 shares of its Series C Preferred Stock and a warrant to purchase 125,000 shares of Common Stock to Mr. Al Bussen for which Mr. Bussen paid $250,000 in cash. One-third of the warrants issued to MEI, the Former Principals and Mr. Bussen, respectively, are exercisable until March 27, 2000 at an exercise price of $2.00 per share, one-third are exercisable until March 27, 2000 at an exercise price of $2.50 per share and the final one-third are exercisable until March 27, 2001 at an exercise price of $3.00 per share. These warrant exercise prices are subject to anti-dilution adjustments.

The foregoing sales were made in reliance on Regulation D promulgated under the Securities Act of 1933, as amended. Each share of Series B Preferred Stock and Series C Preferred Stock is convertible at the option of the holder thereof into 500 shares of Common Stock, subject to certain anti-dilution adjustments, at any time following the date six months after the issuance thereof. Each of the Series B Preferred Stock and the Series C Preferred Stock are redeemable, in whole or in part at the option of the Company, at any time after March 28, 1998 2002 at a redemption price of 110% of the stated value ($1,000) plus all accumulated but unpaid dividends thereon (plus interest on such accumulations).

Also in reliance on Regulation D, on April 9, 1997 the Company exchanged 214,113 shares of its Series A Preferred Stock (constituting the entire amount of the issued and outstanding number of Series A Preferred Stock), owned by the Former Principals, for 214,113 shares of its newly issued Series D Preferred Stock.

ITEM 3

See Note 6 to the Consolidated Financial Statements.


ITEMS 4 AND 5

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)    EXHIBITS

        27    Financial Data Schedule


(B)    REPORTS ON FORM 8-K

The Company filed a Current Report on Form 8-K dated June 10, 1997 which was filed June 24, 1997. This Form 8-K reported the Termination Agreement discussed elsewhere herein under Item 1 of such form.



                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 19, 1997            DOVE ENTERTAINMENT, INC.

                                 By   /s/  Ronald Lightstone
                                      ------------------------------------
                                      Ronald Lightstone, President,
                                      Chief Executive Officer and Director

Date: August 19, 1997            By   /s/  Neil Topham
                                      ------------------------------------
                                      Neil Topham
                                      Chief Financial Officer

                            DOVE ENTERTAINMENT, INC.

                                INDEX TO EXHIBITS


        EXHIBIT
        NUMBER
        ------

          27            Financial Data Schedule.