Form 10QSB
period 1997-09-30
DOVE ENTERTAINMENT INC
filed 1997-11-19
CIK 930436

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934



                         COMMISSION FILE NUMBER 0-24984

                            DOVE ENTERTAINMENT, INC.
               (EXACT NAME OF COMPANY AS SPECIFIED IN ITS CHARTER)

                                ----------------

            CALIFORNIA                                          95-4015834
  (STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

      8955 BEVERLY BOULEVARD
     LOS ANGELES, CALIFORNIA                                       90048
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

  There were 6,301,544 shares of the Company's Common Stock outstanding as of
                               November 19, 1997.

           Transitional Small Business Disclosure Format (Check one):
                                 Yes [ ] No [X]

================================================================================

PART I -- FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                            DOVE ENTERTAINMENT, INC.
                           Consolidated Balance Sheet
                               September 30, 1997
                                   (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents ............................................     $     30,000
  Accounts receivable, net of allowances of $738,000 ...................        1,148,000
  Inventory ............................................................        4,287,000
  Film costs - Note 4 ..................................................        2,384,000
  Prepaid expenses and other assets ....................................           42,000
  Deferred tax assets ..................................................          164,000
                                                                             ------------
    Total current assets ...............................................        8,055,000
NON-CURRENT ASSETS
  Production masters - Note 3 ..........................................        1,968,000
  Film costs, net - Note 4 .............................................        1,479,000
  Property and equipment, net ..........................................        3,963,000
  Goodwill and other assets ............................................        6,183,000
                                                                             ------------
    Total non-current assets ...........................................       13,593,000
                                                                             ------------
    Total assets .......................................................     $ 21,648,000
                                                                             ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses ................................     $  6,937,000
  Notes payable current - Note 6 .......................................        1,117,000
  Due to related party, net - Note 7 ...................................          275,000
  Royalties payable ....................................................          501,000
  Advances and deferred income .........................................          418,000
  Accrued dividends ....................................................          299,000
                                                                             ------------
    Total current liabilities ..........................................        9,547,000
                                                                             ------------
NON-CURRENT LIABILITIES
  Notes payable, less current portion - Note 6 .........................        1,795,000
  Accrued liabilities ..................................................          866,000
                                                                             ------------
    Total non-current liabilities ......................................        2,661,000
                                                                             ------------
    Total liabilities ..................................................       12,208,000
COMMITMENTS AND CONTINGENCIES - Note 8
SHAREHOLDERS' EQUITY - Note 9
  Preferred stock $.01 par value; 2,000,000 shares authorized and
    220,033 shares issued and outstanding, liquidation preference
    $ 7,073,000 ........................................................            2,000
  Common stock $.01 par value;  20,000,000 shares authorized and
    6,234,877 issued and outstanding ...................................           60,000
  Additional paid-in capital ...........................................       27,661,000
  Accumulated deficit ..................................................      (18,003,000)
                                                                             ------------
    Total shareholders' equity .........................................        9,840,000
                                                                             ------------
                                                                             $ 21,648,000
                                                                             ============

            See accompanying notes to consolidated financial statements

                            DOVE ENTERTAINMENT, INC.
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                   THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                             -----------------------------
                                                                 1997              1996
                                                             -----------       -----------
Revenues - Note 10
  Publishing, net .....................................      $ 1,710,000       $ 2,481,000
  Film ................................................        4,499,000         3,113,000
                                                             -----------       -----------
                                                               6,209,000         5,594,000
Less:  Cost of sales
  Publishing, net .....................................        1,599,000         1,391,000
  Film ................................................        3,985,000         2,263,000
                                                             -----------       -----------
                                                               5,584,000         3,654,000
                                                             -----------       -----------
                                                                 625,000         1,940,000

Less:
  Selling, general and administrative expenses ........        1,993,000         2,178,000
                                                             -----------       -----------
 Loss from operations .................................       (1,368,000)         (238,000)

Less:  Interest expense ...............................           92,000            75,000
                                                             -----------       -----------
  Loss before income taxes ............................       (1,468,000)         (313,000)
Less:  Income tax expense - Note 5 ....................               --           (51,000)
                                                             -----------       -----------
  Net loss ............................................      $(1,460,000)      $  (262,000)
                                                             ===========       ===========


Net loss attributable to common stockholders ..........      $(2,586,000)      $  (262,000)
                                                             ===========       ===========

Net loss per share ....................................      $     (0.42)      $     (0.05)
                                                             ===========       ===========

Weighted average number of common shares ..............        6,120,000         5,269,000
                                                             ===========       ===========

            See accompanying notes to consolidated financial statements

                            DOVE ENTERTAINMENT, INC.
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                             -------------------------------
                                                                  1997               1996
                                                             ------------       ------------
Revenues - Note 10
  Publishing, net .....................................      $  5,456,000       $  9,026,000
  Film ................................................         7,173,000          7,167,000
                                                             ------------       ------------
                                                               12,629,000         16,193,000
Less:  Cost of sales
  Publishing, net .....................................         6,228,000          7,409,000
  Film ................................................         7,212,000          5,200,000
                                                             ------------       ------------
                                                               13,440,000         12,609,000
                                                             ------------       ------------
                                                                 (811,000)         3,584,000

Less:
  Selling, general and administrative expenses - Note 7         7,040,000          6,279,000
  Employee separation costs - Note 7 ..................         1,614,000                 --
                                                             ------------       ------------
                                                                8,654,000          6,279,000
                                                             ------------       ------------
 Loss from operations .................................        (9,465,000)        (2,695,000)

Less:  Interest expense ...............................           285,000             81,000
                                                             ------------       ------------
  Loss before income taxes ............................        (9,750,000)        (2,776,000)
Less:  Income tax expense - Note 5 ....................            23,000           (346,000)
                                                             ------------       ------------
  Net loss ............................................      $ (9,773,000)      $ (2,430,000)
                                                             ============       ============


Net loss attributable to common stockholders ..........      $(12,051,000)      $ (2,430,000)
                                                             ============       ============

Net loss per share ....................................      $      (2.13)      $      (0.48)
                                                             ============       ============

Weighted average number of common shares ..............         5,651,000          5,107,000
                                                             ============       ============

            See accompanying notes to consolidated financial statements

                              DOVE ENTERTAINMENT, INC.
                        Consolidated Statement of Cash Flows
                                    (Unaudited)

                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                             -----------------------------
                                                                 1997              1996
                                                             -----------       -----------
OPERATING ACTIVITIES
  Net loss ............................................      $(9,773,000)      $(2,430,000)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
      Depreciation ....................................          404,000           278,000
      Amortization of goodwill ........................          315,000           164,000
      Amortization of production masters ..............        3,528,000         2,865,000
      Amortization of film costs ......................        6,832,000         5,200,000
      Changes in operating assets and liabilities:
        Accounts receivable ...........................        1,126,000           878,000
        Inventory .....................................         (250,000)       (1,463,000)
        Income taxes ..................................          563,000          (967,000)
        Production masters ............................       (2,093,000)       (3,760,000)
        Film costs ....................................       (7,000,000)       (6,555,000)
        Other assets ..................................           (7,000)          584,000
        Accounts payable and accrued expenses .........        2,338,000         1,010,000
        Royalties payable .............................          (32,000)           90,000
        Advances and deferred revenue .................         (743,000)        1,038,000
                                                             -----------       -----------
          Net cash used in operating activities .......       (4,792,000)       (3,068,000)

INVESTING ACTIVITIES
  Acquisition of Four Point Entertainment .............               --        (7,877,000)
  Sale of marketable securities .......................               --           377,000
  Purchases of marketable securities ..................               --          (214,000)
  Purchases of property and equipment .................          (59,000)         (154,000)
  Payments for building improvements ..................               --          (359,000)
                                                             -----------       -----------
        Net cash used in investing activities .........          (59,000)       (8,227,000)

FINANCING ACTIVITIES - Note 9
  Repayment of notes payable ..........................         (541,000)         (432,000)
  Proceeds from sale of preferred stock ...............        4,879,000                --
  Proceeds from sale exercise of options ..............            3,000                --
  Proceeds from sale of common stock ..................               --         6,242,000
  Proceeds of notes issued ............................          150,000           709,000
                                                             -----------       -----------
        Net cash provided by financing activities .....        4,491,000         6,519,000
                                                             -----------       -----------
        Net decrease in cash and cash equivalents .....         (360,000)       (4,776,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ......          390,000         4,946,000
                                                             -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ............      $    30,000       $   170,000
                                                             ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest ..............................      $   169,000       $    76,000
  Cash paid (refunds received) for income taxes .......      $  (361,000)      $    47,000
                                                             ===========       ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
  211,111 shares of common stock issued for the
  acquisition of audio publishing rights ..............      $   475,000       $        --
  Accrual to related party arising from pledge of
  deposit for acquisition of the motion picture "Wilde"      $        --       $   500,000
                                                             ===========       ===========


            See accompanying notes to consolidated financial statements

                            DOVE ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION, ORGANIZATION AND BUSINESS

   The accompanying consolidated financial statements of Dove Entertainment, Inc. (the "Company") and its subsidiaries are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 1996. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation. The results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of results to be expected for the full year.

    Dove Entertainment, Inc. is a diversified entertainment company primarily engaged in publication of audio and printed books, the production of television programming through its wholly-owned subsidiary Dove Four Point, Inc. ("Dove Four Point"), and the distribution of feature films and television product, both domestically and internationally.

   The Company acquires audio publishing rights for specific titles or groups of titles for audio production and distribution, primarily in the United States of America.

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

Production Masters

Production masters are stated at cost net of accumulated amortization. Costs incurred for production masters, including non-refundable advances, royalties paid to authors and readers, as well as recording and design costs, are capitalized and amortized commencing from the time a title is initially released, consistent with the estimated timing of revenue for a title. Prior to January 1, 1997, for printed book titles, this had generally resulted in amortization of approximately 80% of a title's production master costs in the initial quarter of release, with the remaining 20% amortized in the fifth quarter following release. Beginning January 1, 1997 the Company accelerated the amortization of costs on printed book titles so that 80% of a title's production master costs were amortized in the initial quarter of release with the remaining 20% amortized over the following three quarters. The effect of this change was to increase the production master amortization component of Cost of Sales by approximately $5,000 and $161,000 for the three and nine months ended September 30, 1997, respectively. Audio book titles are amortized on a quarter-by-quarter basis over a two-year period resulting in approximately 80% of such audio title's production master cost being amortized in the first twelve months of release. Any portion of production masters which are not estimated to be fully recoverable from future revenues are charged to amortization expense in the period in which such loss becomes evident.

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

Goodwill

Goodwill, representing the excess of the purchase price of Four Point Entertainment, Inc. over its net assets, is included in other assets and is being amortized over a twenty-five year period. Goodwill amounted to $5,895,000 net of accumulated amortization of $421,000 at September 30, 1997.

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


NOTE 3 -- PRODUCTION MASTERS

Production masters, net of accumulated amortization of $1,968,000, at September 30, 1997 consisted of the following:

        Released titles ......................................................      $1,006,000
        Unreleased titles ....................................................         962,000
                                                                                    ----------
        Total ................................................................      $1,968,000
                                                                                    ==========

NOTE 4 -- FILM COSTS

The following is an analysis of film costs as of September 30, 1997:


        Current:      Television and theatrical projects in production...........  $ 2,384,000
        Non-current:  Television and theatrical films released less
                        accumulated film amortization ...........................    1,479,000
                                                                                   -----------
        Total....................................................................  $ 3,863,000
                                                                                   ===========


The Company expects that approximately 80% of all net film costs as of September 30, 1997 will be amortized within the next three year period based upon the Company's current revenue estimates.

NOTE 5 -- INCOME TAXES

Income taxes are computed in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Company provides for income taxes during interim reporting periods based upon an estimate of its annual effective tax rate. This estimate includes all anticipated federal, state and foreign income taxes.

NOTE 6 -- NOTES PAYABLE

Notes payable at September 30, 1997 consist of the following:

    Current notes payable
       Sanwa Bank term loan .....................................................      $1,070,000
       Current portion of long-term mortgage note payable .......................          47,000
                                                                                       ----------
                                                                                        1,117,000
    Long-term mortgage note payable, less current portion .......................       1,795,000
                                                                                       ----------
    Notes payable to unrelated parties ..........................................       2,912,000
    Notes payable to related parties (included in amount due to related party) ..         150,000
                                                                                       ----------

    Total notes payable .........................................................      $3,062,000
                                                                                       ----------


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

In August 1996, the Company refinanced the Company's existing revolving line of credit and term loan with Sanwa Bank California ("Sanwa Bank") with a $1,365,000 term loan from Sanwa Bank. On September 1, 1996, the Company began making principal and interest payments based on a five year amortization schedule. All unpaid principal and interest (an amount equal to $1,124,000) matured on August 1, 1997. The Company did not repay such unpaid amount on August 1, 1997 and in September 1997, entered into a forbearance agreement with Sanwa Bank whereby the Company was permitted to defer the repayment of principal and interest on the loan until the earlier of October 31, 1997 and any refinancing of the Company's senior debt. The forbearance agreement provided for certain performance conditions including principally, monthly interest and principal payments in an amount equal to the monthly interest and principal repayments in August 1, 1997 and no material adverse change in the financial condition of the Company. The Sanwa Bank loan was secured by substantially all of the Company's assets, other than the Company's building, and was guaranteed by two former principal shareholders/officers of the Company (the "Former Principals") and Dove Four Point. Such security and guarantees was released on repayment of the Sanwa Bank loan. The term loan had various covenants with which the Company was required to adhere, including minimum tangible net worth, current ratio, debt service coverage ratio, and debt to net worth ratio and restrictions on mergers or acquisitions. The Company was not in compliance with certain of such financial covenants as of September 30, 1997. The Company repaid the Sanwa Bank facility on November 12, 1997 with the proceeds from a loan facility provided by The Chase Manhattan Bank, and the Sanwa Bank facility was terminated.

In October 1996, the Company obtained a bridge loan of $800,000 from Morgan Fuller Capital Group, LLC ("Morgan Fuller"). The principal payment due February 1, 1997 was made and the balance of this loan was repaid in March 1997. See Capital Activities - Note 9.

In September 1997, the Company entered into an agreement with Media Equities International, L.L.C. ("MEI") providing the Company with a $450,000 loan facility for working capital purposes ("MEI Loan"). The MEI Loan was subsequently increased to $550,000. MEI is a substantial shareholder of the Company, see Note 7 - Related Party Transactions and Note 9 Capital Activities. The MEI Loan was secured by substantially all of the Company's assets, other than the Company's building which security interest was junior to the security interest of Sanwa Bank. The MEI Loan provided for interest at 10% per annum, payable monthly and to be repaid in full in the event that the Company re-financed the term loan with Sanwa Bank. At September 30, 1997, the Company had drawn $150,000 of the MEI Loan. Subsequently, the Company drew the entire $550,000 of the MEI Loan. On November 12, 1997, the MEI Loan was repaid in full from the proceeds from a loan facility provided by The Chase Manhattan Bank, and the MEI Loan was terminated.

NOTE 7 -- RELATED PARTY TRANSACTIONS

As of January 1, 1995, the Company entered into employment agreements with the Former Principals which were to expire in December 1999. The agreements originally provided for aggregate compensation to the Former Principals of no less than a combined total of $345,000 per year, plus benefits such as health insurance and an automobile allowance and a combined non-accountable expenses of $75,000 per year. In addition, the Former Principals were entitled to an annual salary increase and bonus subject to certain limitations agreed upon with the underwriter of the Company's initial public offering at the discretion of the Company's Board of Directors. The Board of Directors approved an increase in the salary portion of the employment agreements with the Former Principals to a combined total of $562,000 per year for 1996. On June 10, 1997, the Former Principals entered into a "Securities Purchase Agreement" with MEI whereby they sold all their Preferred Stock and a portion of their common stock to MEI. Concurrently, each of the Former Principals resigned as officers and directors of the Company and its subsidiaries pursuant to an employment termination agreement ("Termination Agreement").

Pursuant to the Termination Agreement, and in consideration for the settlement of their respective employment agreements, the Former Principals, Mr. Viner and Ms. Raffin are entitled to each receive monthly payments (the "Payments") of approximately $14,583 and $10,416, respectively, and medical insurance for 60 months (the "Term"). In addition, Mr. Viner and Ms. Raffin are entitled to each receive a car allowance for 24 months and reimbursements for certain medical and business expenses. Certain payments under, and other provisions of, the Termination Agreement are subject to arbitration proceedings. See Note 8 - Commitments and Contingencies.

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

During 1996, the Company made payments to the Former Principals and Mr. Leider (a director of the Company), totaling $365,000 under agreements for producer services, television motion picture acting services and television motion picture directing services. In connection with the Termination Agreement, further payments were made to the Former Principals in respect of producer services amounting to $50,000 with a further $50,000 payable in connection with the production "Unwed Father" of which $25,000 was paid in July 1997 and the remaining $25,000 was paid in November 1997.

In September 1996, in connection with Samuelson Entertainment Ltd.'s ("Samuelson") financing of the production of the motion picture presently entitled "Wilde" (the "Picture") for which the Company acquired certain North American rights, one of the Former Principals personally guaranteed $1,000,000 of the payment obligations of Dove International, Inc. ("Dove International"), a wholly owned subsidiary of the Company, payable commencing on December 1, 1996 through April 2, 1997 to Samuelson in order to obtain additional time for Dove International to make such payments. In addition, one of the Former Principals personally deposited $500,000 at Guinness Mahon & Co. Ltd. ("Guinness Mahon") (and pledged the deposit plus interest thereon) to secure Dove International's additional payment obligation to Samuelson in the amount of (pounds) 333,334 on delivery of the Picture. The Company has made all of the required payments including the payment due on the delivery of the Picture (other than approximately $15,000). In consideration for agreeing to pledge such deposit, Samuelson and Dove International agreed that one of the Former Principals will receive a 5% commission, up to a maximum of $120,000, payable from 5% of 100% of the gross receipts (only after recoupment of Dove International's full distribution fee) received by all third-party distributors (including Dove International) from exploitation of the North American distribution rights in the Picture. The terms pursuant to which one of the Former Principals pledged the deposit were based on similar terms as offered by the producer (Samuelson) to a third party, which were not able to be consummated. In addition, Samuelson agreed that one of the Former Principals will receive 8% of 100% of Samuelson's net profits from the Picture. As partial consideration for the acquisition by the Former Principals of Series C Preferred Stock and warrants to acquire Common Stock of the Company (see Note 9 to the Consolidated Financial Statements), the Company's obligation to repay one of the Former Principals the $500,000 deposit made with Guinness Mahon and to repay one of the Former Principals the 5% commission on proceeds from the Picture were released.

The Former Principals have also personally guaranteed the Company's obligations to Sanwa Bank to a maximum principal amount of $1,600,000 in order to avoid an event of default on such obligations. As of September 30, 1997, $1,139,000 was outstanding. On November 12, 1997 such obligation to Sanwa Bank was repaid by the Company and the guarantee was canceled.

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

Mr. Leider's employment with the Company was terminated on September 12, 1997 and in October 1997 he resigned as a director of the Company.

As part of the Stock Purchase Agreement described in Note 9 to the Consolidated Financial Statements, the Company and MEI agreed to the terms of a three year consulting arrangement with MEI which arrangement commenced on April 1, 1997. MEI has agreed to provide substantial general management consulting advice including but not limited to, financial (including assisting in obtaining bank financing), television and film distribution and business affairs. As compensation for such services and advice, the Company will pay MEI $300,000 per year, of which $200,000 will be payable in cash on a quarterly basis in advance and the remaining $100,000 will be paid in shares of Common Stock valued at the current market value on the date of payment, payable quarterly in arrears. During the quarter ended September 30, 1997, the Company, accrued $75,000 for such services, $50,000 payable in cash and $25,000 payable in the form of common stock. At September 30, 1997, accrued fees for consulting services and advice due to MEI are $125,000.

In September 1997, the Company entered into an agreement with MEI for a $450,000 loan - see Note 6 - Notes Payable.

The Company acquired audio book rights for fifteen titles which were written by a substantial shareholder. The Company recorded the following net audio sales (net of returns) from these titles:

                                                      1997           1996
                                                    -------        -------
      Quarter ended September 30 ...........        $18,000        $27,000
      Nine months ended September 30 .......        $50,000        $58,000


In 1996, the Company agreed to issue 50,000 shares of Common Stock to the substantial shareholder for certain rights to future titles. In August 1997, the Company issued 200,000 shares of Common Stock to the substantial shareholder for further rights to future titles and certain rights on past titles.

The Company made the following payments in respect of auto lease payments, auto allowance and insurance on automobiles owned by the Former Principals and other directors of the Company.

                                                      1997           1996
                                                    -------        -------
      Quarter ended September 30 ...........        $ 4,000        $ 9,000
      Nine months ended September 30 .......        $25,000        $23,000


During the nine months ended September 30, 1996, the Company made a payment of $11,053 in respect of writing services to one of the Former Principals.

The Company made the following payments in respect of audio duplication to Tin Man Enterprises, an associate of a substantial shareholder, from June 10, 1997 until August 1997:

                                                    1997            1996
                                                  --------        --------
      Quarter ended September 30 .........        $ 45,000        $205,000
      Nine months ended September 30 .....        $741,000        $833,000

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

In February 1993, Mr. Stern filed a complaint against the Company, Mr. Viner and Mr. Leider entitled Steven A. Stern and Steven A. Stern as assignee of the claims of Sharmhill Productions (B.C.), Inc., a bankrupt company v. Dove Audio, Inc. et al. (British Columbia Supreme Court, Vancouver Registry No. C930935) (the "Canadian Stern Action") claiming that he had been fraudulently induced to enter into the agreement underlying the arbitration award and seeking as damages the amount of the judgment. The Company believes that it has good and meritorious defenses to the Canadian Stern Action. Nevertheless, there can be no assurance that the Company will prevail in the Canadian Stern Action.

In February 1996, the Company was served with a complaint in an action entitled Robert H. Tourtelot v. Dove Audio, Inc. etc. et al. (Los Angeles Superior Court Case No. SC040739) (the "Tourtelot Action"). Mr. Tourtelot seeks in excess of a million dollars in damages claiming that he had an oral agreement with the Company to write a book that the Company would publish, and that information he provided to the Company was used in another book published by the Company, "Legacy of Deception." Mr. Tourtelot alleged causes of action for breach of oral contract, fraud, suppression of fact, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, infringement of common law copyright, conversion, conspiracy and accounting. The Company successfully removed the action to the United States District Court for the Central District of California, and successfully moved to have the claims for infringement of common law copyright, breach of fiduciary duty, conversion, conspiracy and accounting dismissed. The Tourtelot Action was then remanded to the Los Angeles Superior Court, which has permitted Mr. Tourtelot to pursue claims for breach of oral contract, fraud, suppression of fact, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, conversion, conspiracy and quantum meruit. While the Company believes that it has good and meritorious defenses to the Tourtelot Action, there can be no assurance that the Company will prevail in the Tourtelot Action.

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

In June 1996, the Company was served with a complaint in an action entitled Shukri Ghalayini v. Dove etc. et al. (Los Angeles Superior Court Case No. BC152129) (the "Ghalayini Action"). The complaint alleges among other things:
(i) breach of employment contract against Four Point Entertainment, Inc. ("Four Point") due to termination of Mr. Ghalayini's employment without good cause, adequate notice or opportunity to cure any alleged breaches and (ii) fraud in the defendants allegedly never intended to honor the terms of the employment agreement. The complaint seeks damages under the employment agreement of not less than $900,000, loss of future earnings estimated at $20,000,000 and damage to his reputation, mental and emotional distress, punitive damages and attorney's fees.

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

In September 1997, the Company entered into an agreement with Mr. Ghalayini providing for settlement of all claims by the Company against Mr. Ghalayini and settlement of all claims by Mr. Ghalayini against the Company (other than claims relating to the Fields Action discussed below). The settlement agreement provides for the Company to issue 66,667shares of common stock to Mr. Ghalayini.

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

In July 1997, the Former Principals commenced an arbitration against the Company. In their arbitration demand, the Former Principals claim that they are owed in excess of $1 million by the Company relating to the motion picture entitled "Morning Glory". The Former Principals claim that they are also entitled to the repayment of certain deferred amounts for producing and acting services rendered by them in connection with "Morning Glory" and to 50% of the profits. They claim that a director of the Company,

Gerald Leider, is entitled to the other 50% of the profits (although, as of September 30, 1997, Mr. Leider's claim is not the subject of any proceeding). The Former Principals have also asserted that from any recovery of a judgment confirming an arbitration award against Steven Stern and/or Sharmhill Productions relating to "Morning Glory" (the "Stern Judgment") they are entitled to receive $1 million, as well as the deferred amounts and 50% of the profits. Present management believes it has good and sufficient defenses to the claims, including, but not limited to the Former Principals' waiver of their claims that any amounts are owed to them as debt, as profit participation or as deferred compensation and that the Company has not yet recouped its investment in the Picture. The company has also asked the arbitrator to determine that the Former Principals are not entitled to any moneys or rights with respect to "Morning Glory", including from the proceeds of the Stern Judgment. There can be no assurance that the Company will prevail on these defenses and claims.

In August 1997, the Former Principals commenced an arbitration against the Company seeking specific performance of, and alleging breach of, the Termination Agreement to arbitration. The Former Principals subsequently identified in writing their intention to arbitrate a variety of miscellaneous claims, including the Company's alleged failure to timely pay the full amount of consulting fees under the Termination Agreement, as well as the Producer and Executive Producer fees on "Unwed Father", to reimburse charitable contributions, business expenses, medical expenses, to return certain personal property, to account for sales with respect to certain titles, and other matters, including claims that the Former Principals did not receive appropriate credit on "Unwed Father" and various audio books that they have not yet identified. On October 16, 1997, however, the Former Principals filed an action in the Los Angeles Superior Court (Case No. BC179639) for "Breach of Written Contract; Specific Performance; Temporary Restraining Order, Preliminary and Permanent Injunctive Relief" which sought damages for some of the same claims identified as the Former Principals' claims in arbitration. In this action the Former Principals claimed that, in addition to other damages, they were entitled to accelerate all payments to become due under the Termination Agreement, in the aggregate amount of $1,511,824 and to the rights to certain titles. This action appears to have been filed for purposes of obtaining an attachment. After the Company obtained a temporary restraining order in the action staying the arbitration, the Former Principals and Dove II filed another action in the Los Angeles Superior Court (Case No. BC 180301) seeking declaratory relief and an injunction staying other arbitration proceedings between them and the Company. After the Company defeated an application for temporary restraining order in that action, the Former Principals and Dove II filed requests for dismissals of both actions and are proceeding in the arbitrations. The Company believes that, with the exception of certain immaterial amounts which it expects to pay, it has good and meritorious defenses to the claims by the Former Principals and that the Company has meritorious claims against the Former Principals. There can be no assurance, however, that the Company will prevail on these issues and claims.

In July 1997, the Company was served with a complaint in an action entitled Alan Fields v. Dove Entertainment, Inc., et al. (Los Angeles Superior Court No. BC 174659) (the "Fields Action"). The Fields Action was brought by an alleged purchaser of Common Stock against the Company and the Former Principals as a putative class action on behalf of all persons who acquired Common Stock between July 25, 1995 and August 20, 1996. The complaint alleges a cause of action for violation of Section 25400(d) of the California Corporations Code based on the alleged dissemination of false and misleading statements about, among other things, the success of the Company's printed book operations, financial results, business condition and future prospects. The plaintiff seeks unspecified damages and other relief. In August 1997, an action entitled Global Asset Allocation consultants, L.L.C. v. Dove Entertainment, Inc., et al. (Civil Action No. 97-6253-WDK) (the "Global Asset Action"), was commenced against the Company and the Former Principals in the United States District Court for the Central District of California. The Global Asset Action was brought by an alleged purchaser of Common Stock as a putative class action on behalf of all persons who acquired Common Stock between July 25, 1995 and August 20, 1996. The complaint alleges a cause of action for violation of Section 10(b) of the Securities and Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder based on the conduct at issue in the Fields Action. The plaintiff seeks unspecified damages and other relief. The Company has learned that another putative federal securities class action was filed in the United States District Court for the Central

District of California by an alleged purchase of Common Stock represented by the law firm of Berman, DeValerio & Pease LLP (the "Berman Action"; and collectively with the Fields Action and the Global Asset Action, the "Securities Actions"). The complaint is reportedly brought on behalf of all persons who acquired Common Stock between April 15, 1996 and October 10, 1996 and to allege a cause of action against the Company and certain of its former officers for violation of
Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder. As of September 30, 1997, the Company has not been served with the complaints in the Global Asset Action or the Berman Action. The Company has not yet filed a response to the complaints in the Securities Actions. While the Company believes it has good and meritorious defenses against the claim, the Company has taken a charge of $150,000 in the quarter ended June 30, 1997 in respect of potential costs associated with the claim.

In July 1997, the Company was served with a complaint in an action entitled Steven A. Soloway v. Dove Entertainment, Inc., etc. et al. (Los Angeles Superior Court Case No. BC 175516) (the "Soloway Action"). Mr. Soloway is a former director and employee of the Company and has sought damages of approximately $350,000 for breach of contract. Mr. Soloway claims that as a result of the Securities Purchase Agreement he was entitled to declare his employment agreement terminated without cause and to receive his base salary through September 1999. In September 1997, Mr. Soloway obtained a writ of attachment for $350,000 in respect of his claims, for which the Company has substituted an undertaking for the amount of the attachment. Although the Company believes that it has good and meritorious defenses and setoffs to the Soloway Action, there can be no assurance that the Company will prevail in the Soloway Action. The Company has filed a cross-complaint against Mr. Soloway for breach of fiduciary duty and legal malpractice.

The Company is a party to various other routine legal proceedings and claims incidental to its business. The Company believes that the ultimate resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company's financial position.

Office Lease

The Company leases office space under a non-cancelable operating lease expiring December 1998. The Company's lease obligation is secured by a $15,000 irrevocable letter of credit. Rent expense was $69,000 and $63,000 in the three months ended September 30, 1997 and September 30, 1996, respectively, and $207,000 and $176,000 for the nine months ended September 30, 1997 and September 30, 1996, respectively. The minimum future non-cancelable lease expense under the lease is approximately $206,000 annually for the years 1997 through 1998, inclusive. The lease is subject to annual rent escalations and the pass-through of costs.

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

In August 1997, the Company issued 200,000 shares of Common Stock to the substantial shareholder for the acquisition of further rights to a future title and certain rights on past titles.

In October 1997, the Company issued 66,667 shares of Common Stock to Shukri Ghalayini in settlement of all claims by him against the Company.

Preferred Stock

In the first of two closings under a private placement of preferred stock and warrants to purchase Common Stock (i) MEI purchased 3,000 shares of the Company's 6% Series B Preferred Stock (the "Series B Preferred Stock") and warrants to purchase 500,000 shares of Common Stock at $2.00 Per share, warrants to purchase 500,000 shares of Common Stock at $2.50 Per share and warrants to purchase 500,000 shares of Common Stock at $3.00 Per share for an aggregate of $3,000,000 and, (ii) the Former Principals purchased 920 shares of the Company's 6% Series C Preferred Stock (the "Series C Preferred Stock") and warrants to purchase 166,666 shares of Common Stock at $2.00 Per share, warrants to purchase 166,667 shares of Common Stock at $2.50 Per share and warrants to purchase 166,667 shares of Common Stock at $3.00 Per share for an aggregate of $920,000 (including the contribution of $676,000 payable by the Company to the Former Principals). On June 3, 1997, the second closing (the "Second Closing") was completed whereby (i) MEI purchased 1,000 shares of Series B Preferred Stock and warrants to purchase 166,666 shares of Common Stock at $2.00 Per share, warrants to purchase 166,667 shares of Common Stock at $2.50 Per share and warrants to purchase 166,667 shares of Common Stock at $3.00 Per share for $1,000,000 in cash and (ii) the Former Principals and their assigns purchased 1,000 shares of Series C Preferred Stock and warrants to purchase 166,666 shares of Common Stock at $2.00 Per share, warrants to purchase 166,667 shares of Common Stock at $2.50 Per share and warrants to purchase 166,667 shares of Common Stock at $3.00 Per share for an aggregate of $1,000,000 (including the contribution of $175,000 payable by the Company to the Former Principals). Each share of Series B Preferred Stock and Series C Preferred Stock is convertible at the option of the holder thereof into 500 shares of Common Stock, subject to certain anti-dilution adjustments, at any time following the date six months after the issuance thereof. Each of the Series B Preferred Stock and Series C Preferred Stock are redeemable, in whole or in part at the option of the Company, at any time after March 28, 2002 at a redemption price of 110% of the stated value ($1,000) plus all accumulated but unpaid dividends thereon (plus interest on such accumulations). In connection with this transaction, the Company has allocated the amounts invested between the Preferred Stock and the warrants and will record a dividend for the difference between the amount allocated to Preferred Stock and the value, as of the issuance date, of the Common Stock issuable upon conversion of such Preferred Stock. For the quarter ended September 30, 1997, the amount of such divided is $975,000 and for the nine months ended September 30, 1997, is $1,032,000. On June 10, 1997, MEI purchased all of the Preferred Stock held by the Former Principals along with 500,000 shares of Common Stock (see Related Party Transactions). In August, 1997, MEI purchased 350 shares of the Company's Series C Preferred Stock with warrants to purchase 175,000 shares of Common Stock under the same terms as described above applying to the Company's Series C Preferred Stock from the assigns of the Former Principals under the same terms as described above applying to the Company's Series C Preferred Stock. MEI has agreed to defer its right to demand the Company to prepare and file with the Securities and Exchange Commission one or more registration statements until 30 days after MEI issues notice to the Company of its demand to prepare and file such registration.

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

Options outstanding under the Plan at September 30, 1997 were as follows:

                                                                      Exercise Price
                                                                      --------------

      Options outstanding at September 30, 1997........   177,333     $2.50 - $9.75

The weighted average exercise price at September 30, 1997 was $3.69, and options to acquire 101,331 shares of Common Stock under the Plan were exercisable.

In addition to the above options issued under the Plan, the Company granted options to acquire 250,000 shares of Common Stock at an exercise price of $.01 per share in 1994 and 75,000 shares of Common Stock at an exercise price of $8.00 per share in 1995. At September 30, 1997 options covering the 250,000 shares noted above had been exercised, and options covering the 75,000 shares had expired. In 1996, in conjunction with the acquisition of Four Point, options to purchase 300,000 shares of Common Stock at $11.00 per share were issued to one of the principals of Dove Four Point as part of an employment agreement. Vesting of these options will accelerate based on meeting certain performance criteria. At September 30, 1997 none of these options were exercisable. Additionally, during 1996, the Company issued options to purchase 80,000 shares of Common Stock under the Plan with an exercise price of $3.50 per share to the Company's public relations firm of which 53,334 were exercisable as of September 30, 1997.

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

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                    Nine months ended September 30,     Quarters Ended September 30,
                          1997             1996             1997            1996
                    ---------------    -------------    ------------    -----------
    Net loss
      As reported   $  (12,051,000)   $  (2,430,000)   $ (2,486,000)   $  (262,000)
      Pro forma     $  (12,465,000)   $  (2,833,000)   $ (2,724,000)   $  (396,000)

    Loss per share
      As reported   $        (2.13)   $       (0.48)   $      (0.42)   $     (0.05)
      Pro forma     $        (2.20)   $       (0.55)   $      (0.45)   $     (0.08)

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

                                                            Number of
                                                            Shares of
                                                 Number of    Common         Exercise
                                                 Warrants      Stock           Price
                                                 ---------   ---------   --------------
    Warrants outstanding at January 1, 1997 ..   1,607,500   1,558,750   $2.75 - $12.00
    Warrants issued ..........................   3,105,263   3,105,263   $2.00 - $ 4.50
                                                 ---------   ---------
    Warrants outstanding at September 30, 1997   4,712,763   4,664,013   $2.00 - $12.00
                                                 =========   =========


The weighted average exercise price at September 30, 1997 was $5.05, and warrants to acquire 4,664,013 shares of Common Stock were exercisable.

NOTE 10 -- MAJOR CUSTOMERS AND SUPPLIERS

Revenues, net of returns, from the Company's three major customers approximated the following:

                                                           1997        1996
                                                           ----        ----
    Quarter ended September 30, ....................         50%         31%
    Nine months ended September 30, ................         34%         30%

A significant amount of audio inventory is supplied by one manufacturer, a substantial shareholder. The Company is not dependent on the manufacturer as its sole source of product.

NOTE 11 -- FOUR POINT ACQUISITION

On April 29, 1996 the Company acquired Four Point Entertainment Inc. ("Four Point") for consideration of $2.5 million in cash and 427,274 shares of Common Stock ("Initial Shares") of the Company. The acquisition has been accounted for as a purchase, and accordingly the results of operations of Four Point have been included in the Company's financial statements from April 29, 1996. The excess of the purchase price over the fair value of the net identifiable assets acquired of $6,316,000 has been recorded as goodwill and is being amortized on a straight-line basis over 25 years.

Pursuant to the terms of the acquisition agreement of Four Point 40,000 shares of the Initial Shares were placed in escrow pending the receipt of certain outstanding receivables. As of September 30, 1997, the shares were still held in escrow and accordingly, the Company has excluded such shares from the initial purchase price pending the resolution of the related contingencies.

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

From time to time, the Company may have several television projects in development and generally seeks to limit its financial risk in the production of television movies and mini-series and feature films by pre-sales and licensing to third parties. The production of television and theatrical films has been sporadic over the last several years and significant variances in operating results from year-to-year and quarter-to-quarter can be expected for film revenues. In April 1997, Dove Four Point received an order from the ABC Television Network for a made for television movie entitled "Unwed Father" and has entered into a distribution agreement with respect to the non US network rights with Bonneville Worldwide Entertainment ("Bonneville"). This movie was delivered to ABC in September 1997.

In 1996, the Company embarked on a major printed book publishing program with a scheduled 75 print titles for 1997. However, following disappointing results from the 1996 and early 1997 list, the Company has substantially curtailed the printed book program to one primarily designed to complement the audio book list. In July 1996, the Company embarked on a program to acquire independent films and videos for distribution in the United States and Canada on an all rights basis (including theatrical, home video and all forms of television and a video output arrangement), but following review in 1997, has discontinued the video distribution operations and has limited the film and television distribution operations to the existing film and television library, and television programs produced by Dove Four Point.

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

Results Of Operations

The following table sets forth (i) publishing and film revenues and (ii) cost of sales, film amortization, selling, general and administrative expense as a percentage of total revenues for the periods indicated:

                                     Three Months Ended    Nine Months Ended
                                        September 30,        September 30,
                                      ---------------       ---------------
                                      1997       1996       1997       1996
                                      ----       ----       ----       ----
    Revenues
      Publishing ...............        28%        44%        43%        56%
      Film & television ........        72         56         57         44
                                       ---        ---        ---        ---
        Total ..................       100%       100%       100%       100%
                                       ---        ---        ---        ---
    Operating expenses
      Cost of sales - Publishing        26%        25%        49%        46%
      Cost of sales - Film &
        television .............        64         40         57         32
      Selling, general &
        administrative..........        32         39         56         39
      Employee separation costs         --         --         13         --
                                       ---        ---        ---        ---
        Total ..................       122%       104%       175%       117%
                                       ---        ---        ---        ---

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

PUBLISHING

    Revenues. Net publishing revenues for the three months ended September 30,1997 decreased $771,000 to $1,710,000, compared with $2,481,000 for the three months ended September 30, 1996. The decrease was primarily attributable to lower sales of printed book following a reduction in the book publishing program announced in the second quarter of 1997 and lower sales of audio book product due to liquidity restrictions on working capital affecting the Company's ability to publish product during the quarter ended September 30, 1997. In addition, such working capital constraints have affected planned releases of new titles for the balance of the year. Substantially all of the Company's sales of book products are and will continue to be subject to potential returns by distributors and retailers if not sold to the public. Although the Company makes allowances and reserves for returned product that it believes are adequate, significant increases in return rates can materially and adversely impact the Company's financial condition or results of operations.

    Cost of Sales. Cost of sales for the three months ended September 30, 1997 increased $208,000 to $1,599,000 compared with $1,391,000 for the prior year. The increase was mostly attributable to the write-off of $606,000 in production costs in respect of canceled audio book and printed book titles during the period. Cost of sales as a percentage of net publishing revenues increased from 56% in the period ended September 30, 1996 to 94% for the three months ended September 30, 1997.

FILM AND TELEVISION

    Revenues. Film and television revenues for the three months ended September 30, 1997 increased $1,386,000 to $4,499,000, compared with $3,113,000 for the same period in the prior year. The increase was primarily attributable to the inclusion of revenues arising from delivery of the television movie, "Unwed Father" in the third quarter of 1997.

    Cost of Sales. Film and television amortization for the three months ended September 30, 1997 increased $1,722,000 to $3,985,000, compared with $2,263,000 for the same period last year. Cost of
sales as a percentage of net film and television revenues increased from 73% in the period ended September 30, 1996 to 88% for the three months ended September 30, 1997 in accordance with the costs of production of "Unwed Father".

GENERAL

    Gross Profit. Gross profit for the three months ended September 30, 1997 was $625,000, a reduction of $1,315,000 compared with $1,940,000 for the same period last year due to the lower revenues and gross margin in publishing discussed above.

    Selling, General and Administrative. Selling ("SG&A"). SG&A includes costs associated with selling, marketing and promoting the Company's products, as well as general corporate expenses including salaries, occupancy costs, professional fees, travel and entertainment. SG&A decreased 18% to $1,993,000 for the three months ended September 30, 1997 compared to $2,176,000 for the same period last year. The decrease in SG&A was attributable to lower SG&A costs as a result of a cost savings program implemented in the second quarter of 1997. The cost savings are primarily in the form of a reduction in salaries, traveling and entertainment, expenses, professional fees and occupancy costs.

    Net Interest Expense. Net interest expense for the three months ended September 30, 1997 was $92,000, compared to net interest expense of $75,000 for the same period in the prior year. This is primarily due to the infusion of equity into the Company in June 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

PUBLISHING

    Revenues. Net publishing revenues for the nine months ended September 30, 1997 decreased $3,570,000 to $3,746,000 compared with $9,026,000 for the nine months ended September 30, 1996. The decrease was primarily attributable to a delay in the planned new release of most printed book titles, as well as some audio titles, due to working capital constraints and high returns of printed book throughout the period and audio book product during the three months ended March 31, 1997. Furthermore, working capital constraints have affected planned releases of new titles for the balance of the year. Substantially all of the Company's sales of book products are and will continue to be subject to potential returns by distributors and retailers if not sold to the public. Although the Company makes allowances and reserves for returned product that it believes are adequate, significant increases in return rates can materially and adversely impact the Company's financial condition or results of operations.

    Cost of Sales. Cost of sales for the nine months ended September 30, 1997 decreased $1,181,000 to $6,228,000 compared with $7,409,000 for the prior year. The decrease was mostly attributable to the decrease in revenues for the period. Cost of sales as a percentage of net publishing revenues increased from 82% in the nine months ended September 30, 1996 to 114% for the nine months ended September 30 1997 due primarily to the effect of fixed elements of cost of sales, such as product development expense, being spread over a lower revenue base, and a reduction in future sales estimates for a number of titles, a charge of $564,000 made to cost of sales in the second quarter of 1997 following the decision to discontinue the Dove Kids and Video Books lines, and the write-off of $606,000 due to the cancellation of product under development in the third quarter of 1997.

FILM AND TELEVISION

    Revenues. Film and television revenues for the nine months ended September 30, 1997 increased $6,000 to $7,173,000, compared with $7,167,000 for the same period in the prior year. Revenues in the nine months to September 1997 benefited from the acquisition of Dove Four Point late in April 1996.

    Cost of sales. Film and television amortization for the nine months ended September 30, 1997 increased $2,012,000 to $7,212,000, compared with $5,200,000 for the same period last year. Cost of
sales as a percentage of net film and television revenues increased from 72% in the period ended September 30, 1996 to 100% for the nine months ended September 30, 1997, due to cost overages on certain film projects as well as the write off of $590,000 in production costs arising from an assessment of film net realizable values in the second quarter of 1997.

GENERAL

    Gross Profit. The Company experienced a gross loss of $611,000 for nine months ended September 30, 1997 versus a gross profit of $3,584,000 for the same period last year, resulting from the matters previously discussed regarding publishing and film revenues and cost of sales.

    Selling, General and Administrative. SG&A include costs associated with selling, marketing and promoting the Company's products, as well as general corporate expenses including salaries, occupancy costs, professional fees, travel and entertainment. SG&A increased 9% to $7,040,000 for the nine months ended September 30, 1997 compared to $6,279,000 for the same period last year. The increase in SG&A was mostly attributable to the acquisition of Dove Four Point in late April of 1996 partially offset by cost savings implemented late in the second quarter of 1997. On June 10, 1997, the Former Principals resigned as officers and directors of the Company following the sale to MEI of their Preferred Stock and certain Common Stock in the Company. As a result of this change, the Company has expensed $1,614,000 in employee separation costs representing contracted payments to the Former Principals in their employment capacity together with associated costs. The contracted payments to the Former Principals are payable over the next five years in approximately equal monthly installments.

    Net Interest Expense. Net interest expense for the nine months ended September 30, 1997 was $285,000 and $81,000 for the same period in the prior year. This is primarily the result of the utilization of funds and the assumption or incurrence of debt in connection with the acquisition of Dove Four Point and purchase of the Company's new office building (See also, Notes Payable
- Note 6) and the operating cash losses experienced during 1996 and 1997.

Liquidity And Capital Resources

The Company's operations, in general, are capital intensive. The Company has experienced from time to time significant negative cash flows from operating activities which have been offset by equity and debt financings. The Company plans to expand its audio publishing, television production and film & television distribution activities and it expects to continue to experience negative cash flows from operating activities from time to time. In such circumstances, the Company will be required to fund at least a portion of production and distribution costs, pending receipt of anticipated future revenues, from working capital, from additional debt or equity financings from outside sources, or from other financing arrangements. There is no assurance that the Company will be able to obtain such financing or that such financing, if available, will be on terms satisfactory to the Company.

The Company's television and film production activities can affect its capital needs in that the revenues from the initial licensing of television programming or films may be less than the associated production costs. The ability of the Company to cover the production costs of particular programming or films is dependent upon the availability, timing and amount of fees obtained from distributors and other third parties, including revenues from foreign or ancillary markets where available. In any event, the Company from time to time is required to fund at least a portion of its production costs, pending receipt of film revenues, out of its working capital. Although the Company's strategy generally is not to commence principal photography without first obtaining commitments which cover all or substantially all of the budgeted production costs, from time to time the Company may commence principal photography without having obtained commitments equal to or in excess of such costs.

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

In connection with the acquisition of Four Point, which was completed on April 29, 1996, the Company guaranteed certain term debt and a $1 million revolving line of credit of Four Point from Sanwa Bank. Such term loan originally was scheduled to mature on October 3, 1998 and the line of credit, which had an original maturity of June 3, 1996, was extended to July 15, 1996. On August 16, 1996, the Company and Sanwa Bank entered into a term loan agreement to refinance such debt and line of credit for an aggregate amount of approximately $1,365,000. On September 1, 1996, the Company began making principal and interest payments based on a five year amortization schedule. All unpaid principal and interest matured on August 1, 1997 and the Company received a deferral of the repayment of all unpaid principal and interest until October 31, 1997 from Sanwa Bank. The term loan had various covenants with which the Company was required to adhere, including minimum tangible net worth, current ratio, debt service coverage ratio, and debt to net worth ratio and restrictions on mergers or acquisitions. The Company was not in compliance with certain of such financial covenants as of September 30, 1997. The Sanwa Bank loan was secured by substantially all of the Company's assets, other than the Company's building, and the Former Principals and Dove Four Point guaranteed such facility. On November 12, 1997, the Sanwa Bank loan was repaid in full with the proceeds from a loan facility provided by The Chase Manhattan Bank.

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

In May 1996 the Company entered into an agreement with Samuelson Entertainment Ltd. to acquire the distribution rights to the theatrical film "Wilde" in all media throughout the United States and Canada (excluding French-speaking Canada) and the exclusive worldwide print, audio and interactive rights. Under the agreement the Company is required to pay sums totaling 1,333,333 British Pounds Sterling (approximately $2,000,000) over the 12 months subsequent to the agreement for such rights. As of September 30, 1997, approximately $15,000 remained unpaid and interest at a rate of 2% per annum plus

Pound Sterling LIBOR payable will be payable thereon from April 2, 1997 until repayment, calculated on a daily basis.

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

The Company has received notice from its primary audio book and printed book distributor of discontinuance of distribution on behalf of the Company effective December 31, 1997. Since September 30, 1997, the Company has entered into discussions with potential distributors with a planned implementation by December 31, 1997.

The Company has historically experienced significant negative cash flows from operations, including $2,599,000 for the quarter ended September 30, 1997 - see "Financial Statements of the Company - Consolidated Statements of Cash Flows." If the Company is unable to realize anticipated revenues or if the Company incurs costs inconsistent with anticipated levels, the Company would either need to obtain additional financing (including possibly through the sale of debt or equity securities, by obtaining additional bank financing or through the sale of certain assets), limit its commitments to new projects or possibly curtail its current operations. In addition, any further expansion of the Company or acquisitions of particular properties or libraries, would require capital resources beyond those currently available to the Company, which acquisition of such resources would be dependent upon the ability of the Company to obtain additional sources of working capital. There is no assurance that any such additional sources of working capital will be available on acceptable terms.

Inflation

The Company does not believe its business and operations have been materially affected by inflation.

PART II -- OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS

See Note 8 to the Consolidated Financial Statements.

ITEM 2     CHANGES IN SECURITIES

As discussed in Note 8 - Commitments and Contingencies, in October 1997, the Company issued 66,667 shares of Common Stock to Shukri Ghalayini in settlement of certain claims against the Company. As discussed in Note 9 - Capital Activities, in August 1997, the Company issued 200,000 shares of Common Stock to a substantial shareholder for further rights to future titles and certain rights to past titles. All of such shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3

See Note 6 to the Consolidated Financial Statements.

ITEMS 4 AND 5

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS

       27     Financial Data Schedule


(B)   REPORTS ON FORM 8-K

      Not applicable.



                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 1997              DOVE ENTERTAINMENT, INC.

                                     By /s/  Ronald Lightstone
                                        -------------------------------------
                                        Ronald Lightstone, President,
                                        Chief Executive Officer and Director

Date: November 19, 1997              By /s/  Neil Topham
                                        -------------------------------------
                                        Neil Topham
                                        Chief Financial Officer

                            DOVE ENTERTAINMENT, INC.

                                INDEX TO EXHIBITS


     EXHIBIT
     NUMBER
     -------
      27     Financial Data Schedule.