Form 10QSB/A
period 1997-09-30
DOVE ENTERTAINMENT INC
filed 1997-11-24
CIK 930436

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-QSB/A

                                AMENDMENT NO. 1

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

================================================================================

PART I -- FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                            DOVE ENTERTAINMENT, INC.
                           Consolidated Balance Sheet
                               September 30, 1997
                                   (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents ............................................     $     30,000
  Accounts receivable, net of allowances of $738,000 ...................        1,148,000
  Inventory ............................................................        4,287,000
  Film costs - Note 4 ..................................................        2,384,000
  Prepaid expenses and other assets ....................................           42,000
  Deferred tax assets ..................................................          164,000
                                                                             ------------
    Total current assets ...............................................        8,055,000
NON-CURRENT ASSETS
  Production masters - Note 3 ..........................................        1,968,000
  Film costs, net - Note 4 .............................................        1,479,000
  Property and equipment, net ..........................................        3,963,000
  Goodwill and other assets ............................................        6,183,000
                                                                             ------------
    Total non-current assets ...........................................       13,593,000
                                                                             ------------
    Total assets .......................................................     $ 21,648,000
                                                                             ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses ................................     $  6,937,000
  Notes payable current - Note 6 .......................................        1,117,000
  Due to related party, net - Note 7 ...................................          275,000
  Royalties payable ....................................................          501,000
  Advances and deferred income .........................................          418,000
  Accrued dividends ....................................................          299,000
                                                                             ------------
    Total current liabilities ..........................................        9,547,000
                                                                             ------------
NON-CURRENT LIABILITIES
  Notes payable, less current portion - Note 6 .........................        1,795,000
  Accrued liabilities ..................................................          866,000
                                                                             ------------
    Total non-current liabilities ......................................        2,661,000
                                                                             ------------
    Total liabilities ..................................................       12,208,000
COMMITMENTS AND CONTINGENCIES - Note 8
SHAREHOLDERS' EQUITY - Note 9
  Preferred stock $.01 par value; 2,000,000 shares authorized and
    220,033 shares issued and outstanding, liquidation preference
    $ 7,073,000 ........................................................            2,000
  Common stock $.01 par value;  20,000,000 shares authorized and
    6,234,877 issued and outstanding ...................................           60,000
  Additional paid-in capital ...........................................       27,661,000
  Accumulated deficit ..................................................      (18,283,000)
                                                                             ------------
    Total shareholders' equity .........................................        9,440,000
                                                                             ------------
                                                                             $ 21,648,000
                                                                             ============

            See accompanying notes to consolidated financial statements

                            DOVE ENTERTAINMENT, INC.
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                   THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                             -----------------------------
                                                                 1997              1996
                                                             -----------       -----------
Revenues - Note 10
  Publishing, net .....................................      $ 1,710,000       $ 2,481,000
  Film ................................................        4,499,000         3,113,000
                                                             -----------       -----------
                                                               6,209,000         5,594,000
Less:  Cost of sales
  Publishing, net .....................................        1,599,000         1,391,000
  Film ................................................        3,985,000         2,263,000
                                                             -----------       -----------
                                                               5,584,000         3,654,000
                                                             -----------       -----------
                                                                 625,000         1,940,000

Less:
  Selling, general and administrative expenses ........        1,993,000         2,178,000
                                                             -----------       -----------
 Loss from operations .................................       (1,368,000)         (238,000)

Less:  Interest expense ...............................           92,000            75,000
                                                             -----------       -----------
  Loss before income taxes ............................       (1,460,000)         (313,000)
Less:  Income tax expense - Note 5 ....................               --           (51,000)
                                                             -----------       -----------
  Net loss ............................................      $(1,460,000)      $  (262,000)
                                                             ===========       ===========


Net loss attributable to common stockholders ..........      $(2,586,000)      $  (262,000)
                                                             ===========       ===========

Net loss per share ....................................      $     (0.42)      $     (0.05)
                                                             ===========       ===========

Weighted average number of common shares ..............        6,120,000         5,269,000
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

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                    Nine months ended September 30,     Quarters Ended September 30,
                          1997             1996             1997            1996
                    ---------------    -------------    ------------    -----------
    Net loss
      As reported   $  (12,051,000)   $  (2,430,000)   $ (2,586,000)   $  (262,000)
      Pro forma     $  (12,465,000)   $  (2,833,000)   $ (2,724,000)   $  (396,000)

    Loss per share
      As reported   $        (2.13)   $       (0.48)   $      (0.42)   $     (0.05)
      Pro forma     $        (2.20)   $       (0.55)   $      (0.45)   $     (0.08)

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

    Selling, General and Administrative. Selling ("SG&A"). SG&A includes costs associated with selling, marketing and promoting the Company's products, as well as general corporate expenses including salaries, occupancy costs, professional fees, travel and entertainment. SG&A decreased 8% to $1,993,000 for the three months ended September 30, 1997 compared to $2,178,000 for the same period last year. The decrease in SG&A was attributable to lower SG&A costs as a result of a cost savings program implemented in the second quarter of 1997. The cost savings are primarily in the form of a reduction in salaries, traveling and entertainment, expenses, professional fees and occupancy costs.

    Net Interest Expense. Net interest expense for the three months ended September 30, 1997 was $92,000, compared to net interest expense of $75,000 for the same period in the prior year. This is primarily due to the infusion of equity into the Company in June 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

PUBLISHING

    Revenues. Net publishing revenues for the nine months ended September 30, 1997 decreased $3,570,000 to $5,456,000 compared with $9,026,000 for the nine months ended September 30, 1996. The decrease was primarily attributable to a delay in the planned new release of most printed book titles, as well as some audio titles, due to working capital constraints and high returns of printed book throughout the period and audio book product during the three months ended March 31, 1997. Furthermore, working capital constraints have affected planned releases of new titles for the balance of the year. Substantially all of the Company's sales of book products are and will continue to be subject to potential returns by distributors and retailers if not sold to the public. Although the Company makes allowances and reserves for returned product that it believes are adequate, significant increases in return rates can materially and adversely impact the Company's financial condition or results of operations.

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

GENERAL

    Gross Profit. The Company experienced a gross loss of $811,000 for nine months ended September 30, 1997 versus a gross profit of $3,584,000 for the same period last year, resulting from the matters previously discussed regarding publishing and film revenues and cost of sales.

    Selling, General and Administrative. SG&A include costs associated with selling, marketing and promoting the Company's products, as well as general corporate expenses including salaries, occupancy costs, professional fees, travel and entertainment. SG&A increased 12% to $7,040,000 for the nine months ended September 30, 1997 compared to $6,279,000 for the same period last year. The increase in SG&A was mostly attributable to the acquisition of Dove Four Point in late April of 1996 partially offset by cost savings implemented late in the second quarter of 1997. On June 10, 1997, the Former Principals resigned as officers and directors of the Company following the sale to MEI of their Preferred Stock and certain Common Stock in the Company. As a result of this change, the Company has expensed $1,614,000 in employee separation costs representing contracted payments to the Former Principals in their employment capacity together with associated costs. The contracted payments to the Former Principals are payable over the next five years in approximately equal monthly installments.

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