Form 10KSB
period 1997-12-31
DOVE ENTERTAINMENT INC
filed 1998-04-14
CIK 930436

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                                   -----------
(MARK ONE)

 [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                         COMMISSION FILE NUMBER 0-24984
                            DOVE ENTERTAINMENT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                                  ------------

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


        REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE (310) 786-1600.
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE

                                  ------------

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      The issuer's revenues for the fiscal year ending December 31, 1997 were approximately $16,672,000.

      As of March 30, 1998, the aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $13,401,000 based upon the average closing bid and asked price of such stock on such date.

            Transitional Small Business Disclosure format: Yes     No  X
                                                               ---    ---

       Shares of Common Stock outstanding as of March 30, 1998: 6,548,393

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer's definitive proxy statement for its 1997 and 1998 annual meeting of shareholders to be filed pursuant to Regulation 14A not later than 120 days after the end of the issuer's fiscal year are incorporated by reference in Part III, Items 9, 10, 11 and 12 of this Form 10-KSB.
================================================================================

                                     PART I

ITEM I. BUSINESS

GENERAL

Dove Entertainment, Inc. ("Dove" or the "Company") commenced business in 1985 as one of the pioneers of the audio book industry and has become one of the leading independent producers (i.e., unaffiliated with any single book publisher) of audio books in the United States. Through its audio division, the Company has produced and distributed an average of approximately 100 to 120 new audio titles annually since its inception and has built a library of over 1,000 audio titles currently offered for sale. Through Dove Four Point, Inc. ("Dove Television"), a wholly owned subsidiary of the Company, the Company is engaged in the production and development of television programming. During the second quarter of 1995, the Company formed a wholly-owned subsidiary, Dove International, Inc. ("Dove International"), which is engaged in the distribution of feature films and television programming.

The Company's audio books generally consist of audio recordings of abridged and unabridged works from well-known authors such as Sidney Sheldon, Amy Tan, Jack Higgins and Dominick Dunne and read by the author or celebrity readers such as Linda Hamilton, Patrick Macnee and William Windom. In 1997, the Company received two Grammy nominations and in 1996, the Company received four Grammy nominations, and was awarded the Grammy for best spoken-word comedy category for Al Franken's "Rush Limbaugh is a Big Fat Idiot and Other Observations." The Company's audio books range from best-selling fiction and non-fiction to movie tie-in audios, classics, humor and foreign language product. The Company's most successful audio books to date have been "The Bridges of Madison County" read by its author Robert James Waller and "A Brief History of Time" read by Michael Jackson. The Company generally produces its own masters for its audio book products, the majority of which are recorded at the Company's own recording studios located at its principal offices.

The Company's printed book operations, which were commenced in 1994, include the 1994 New York Times No. 1 bestseller "Nicole Brown Simpson: The Private Diary of a Life Interrupted" by Faye Resnick. Other notable books published during 1996 included Larry Flynt's "An Unseemly Man," Richard Hack's "When Money is King," "White Flame" by James Grady, "Red Mercury" by Max Barclay, Marva Collins' "Values," and two Mark McCormack business books, "On Managing" and "On Selling." The Company published approximately 35 titles in 1996. In that year the Company embarked on a major printed book publishing program with a scheduled 75 print titles for 1997. However, following disappointing results from the 1996 and early 1997 list, the Company substantially curtailed the printed book program. The Company is currently developing up to 24 books for potential publication in 1998.

The Company has co-produced the theatrical feature film "Wilde," about the life of Oscar Wilde, starring Vanessa Redgrave and Stephen Fry, and owns the United States and English-speaking Canadian distribution rights to the film. In February 1998, the Company entered into a distribution agreement with Sony Pictures Classics and the film is scheduled to be released on May 1, 1998 after making its North American premiere at the San Francisco Film Festival in April 1998. The Company's television and theatrical films include the theatrical release "Morning Glory" (1993) and the television motion pictures "Home Song"
(1996), "Memories of Midnight" (1991) and "Sands of Time" (1992).

In April 1996, the Company significantly expanded its presence in television programming through the acquisition of Four Point Entertainment, Inc. ("Four Point Entertainment" now Dove Television). Dove Television develops and produces both episodic series and long-form television programming, including pilots, series, telefilms, mini-series, talkshows and gameshows for the major network, cable and syndicated markets. In addition, Dove Television owns and operates post-production and edit facilities for its own and third-party programming. Since its inception ten years ago, Four Point Entertainment has produced over 26 television shows (accounting for 1,415 episodes of national television programming), including "American Gladiators" and "Amazing America." In April 1997, Dove Television received an order from the ABC Television Network for a made for television motion picture entitled "Unwed Father" and entered into a distribution agreement with respect to the non-US network rights with Bonneville Worldwide Entertainment. Unwed Father aired on ABC on October 12, 1997. Dove Television currently produces the syndicated series "Make Me Laugh" (distributed by Buena Vista in association with The Walt Disney Company). Dove Television is currently in production on the made-for-television motion picture "Futuresport" starring Wesley Snipes, Dean Cain and Vanessa L. Williams, which is scheduled for delivery to ABC in May of 1998.

The Company generally seeks to limit its financial risk in the production of long-form television by presales and licensing to third parties. The Company's previous plans to produce projects for initial release in video format, including children's and business videos, has been discontinued. The Company has also discontinued the production of theatrical feature films.

During the second quarter of 1995, the Company formed Dove International to engage in domestic distribution of feature films. In July 1995, the Company, through Dove International, acquired certain rights with respect to 48 films in the Skouras Pictures, Inc. library (plus certain other films). In July 1996, the Company embarked on a program to acquire independent films and videos for distribution in the United States and Canada on an all rights basis (including theatrical, home video and all forms of television and a video output arrangement), but following review in 1997, has discontinued the theatrical production and video distribution operations and has limited the film and television distribution operations to the existing film and future television library, and television programs provided by Dove Television.

FORWARD LOOKING STATEMENTS

Certain statements in this report, including those utilizing the phrases "will", "expects", "intends", "estimates", "contemplates", and similar phrases, are "forward-looking" statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended), including statements regarding, among other items, (i) the Company's growth strategy, (ii) the Company's intention to acquire or develop additional audio book, printed book and television product, (iii) the Company's intention to enter or broaden distribution markets, and (iv) the Company's ability to successfully implement its business strategy. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or be discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: uncertainty as to future operating results; growth and acquisition risks; certain risks relating to the entertainment industry; dependence on a limited number of projects; possible need for additional financing; potential for liability claims; dependence on certain outlets for publishing product; competition and legal proceedings and claims. Other factors which may materially affect actual results include, among others, the following: general economic and business conditions, industry capacity, changes in political, social and economic conditions and various other factors beyond the Company's control. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. See the relevant discussions elsewhere herein, in the Company's registration statement on Form S-3 (Registration No. 333-43527) and in the Company's periodic reports and other documents filed with the Securities and Exchange Commission for further discussions of these and other risks and uncertainties applicable to the Company and its business.

STRATEGY

Dove's principal business strategies are to: (i) expand its library of audio books by acquiring and/or producing new titles licensed from established authors or classic literature in the public domain, (ii) increase distribution of its audio book library through outlets (such as record stores and video stores), direct marketing, distribution of foreign-language audio books in the United States and abroad and international sales, (iii) continue to diversify its operations through the production and distribution of television programming,
(iv) continue the publication of printed books and (v) continue its feature film and television programming distribution operations.

The Company has focused its audio book development efforts on assembling a group of best-selling authors as source material for its audio books. The Company seeks to establish and expand its library of audio book titles by establishing long-term relationships directly with book authors. The Company believes that these types of arrangements are attractive to authors because the Company is willing to give authors a significant amount of input and, in many cases, control over the finished product. The Company plans to continue to expand its audio book library by licensing new titles from book authors, by publishing in audio format classic literature in the public domain, through strategic acquisitions of audio libraries currently owned by others and through strategic relationships.

The Company continues to seek ways to enhance its customer base by establishing new products complementary to its audio book operations, including high-end language and business products, in response to the changing demands of its customers. The Company has also attempted to expand its customer base and the demographic appeal of its audio book products such as through foreign distribution (including licensing of foreign distribution rights to third parties) of its English language products and domestic and foreign distribution of foreign-language versions of its titles.

The Company believes that its broad strategy of diversity in development for television programming has allowed Dove Television to take advantage of sales opportunities in emerging markets, while continuing to service mainstream distribution channels in network and syndication, allowing Dove Television to stay in production generally throughout the year. Dove Television plans to expand on its expertise from previous projects and to continue to utilize its existence as a vertically integrated production company.

The Company from time to time also considers the acquisition of businesses complementary to its current operations. Along with its acquisition of Four Point Entertainment, the Company has from time to time entered into discussions or submitted bids to acquire other companies or assets in related entertainment fields.

The Company's business is dependent on its ability to acquire rights to exploit new audio, book and television properties that will have broad market appeal. To the extent the Company is unable effectively to identify, acquire and exploit products and concepts that will achieve commercial success, or if the Company is unable to identify, acquire and exploit rights to the works of new popular authors and to obtain the services of popular readers, the Company's operating results will be adversely affected. Furthermore, if the Company is unable to renew contracts with current authors or enter into contracts with new authors, in either case on acceptable terms, or if there are shifts in consumer tastes or in the popularity of the Company's current or new authors, the Company's operating results also may be adversely affected. Ultimately, the future success of the Company's television and other operations will depend on the ability of the Company to exploit successfully existing opportunities and to establish new sources of product. There is no assurance that the Company will be able to maintain or expand its sources of audio, book, television and other product.

AUDIO BOOKS

Industry Overview

"Audio books" consist of audio recordings of literary or other works read by one or more persons. The market is generally accepted to have started in the early 1950s, but it is really only in the past 15 years that the industry has developed into the broad-based and widely available sector of the publishing industry seen today. Industry statistics published by the Audio Publishers Association in 1995 value the market at $1.6 billion annually. The first audio book producers developed the market based mainly on sales of self-help and literary titles that were sold primarily through direct mail, but as the market evolved, the majority of sales were made through traditional book stores. Subsequently, the importance of direct marketing has grown again, and audio books are increasingly being sold through book clubs such as Columbia House, Doubleday Direct, and Audio Book Club. Today, audio books can also be found in discount stores, record stores, video stores, truck stops, and gas stations, and purchased on the internet. Retail outlets specializing in audio books expanded rapidly in the mid-1990s but this growth has now slowed considerably. Audio books compete for the consumer's attention, time, and discretionary dollars against an ever increasing array of entertainment, communication, and publishing products. Markets continue to fracture into niches, while sales channels consolidate into fewer national accounts. In addition, technology is constantly adding new challenges and opportunities. From e-mail and the internet, to digital recording, editing, mastering and duplicating, and to new delivery systems like CDs and DVDs, internet download and transfer, and changes in playback equipment fitted in autos, the audio book industry is facing an unparalleled period of change.

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

Dove Audio Book Operations

The Company believes it is one of the leading independent (i.e. not affiliated with any major publisher) producers of abridged and unabridged books on audio with approximately 1000 titles in its audio book library currently offered for sale. The Company currently releases approximately 100 audio book titles each year. The Company's products historically have included numerous New York Times and Publishers Weekly best selling books. The Company is engaged in the simultaneous sale of abridged, unabridged and foreign language translation versions of its audio books and its audio products represent virtually all categories of books. Although historically the Company has published audio books primarily on cassette tape, the Company has also published new and existing titles in CD format on a selective basis.

The Company typically acquires titles for publication by entering into exclusive agreements with book authors pursuant to which the Company obtains the rights to current works and obtains an option or right of first refusal as to one or more future works. Authors are typically compensated either by advances against royalties or through profit participations. The Company typically acquires audio publishing rights for specific titles or groups of titles on a world-wide basis, including foreign language rights.

Dove uses an array of celebrity talent for its recordings. Books are read by celebrity readers or, in some cases, by the authors themselves. The Company believes that, by virtue of its Los Angeles base, it has an advantage in gaining access to highly recognizable celebrity reading talent. The Company seeks to maintain ongoing relationships with popular readers who are typically compensated on a flat-fee basis, though readers may also be compensated on a royalty basis.

The Company currently employs two duplicators and so is not dependent on any one manufacturer as its sole source of physical product; the Company believes it would have access to alternate sources at competitive prices and quality in the event that the Company were to lose the services of any duplicator.

In 1997, the Company commenced a plan to refocus its audio publishing program and making it more balanced. The market is moving towards longer abridgments and the Company's publishing program already reflects that shift, with over 80% of its new titles in the four cassette format. The Company is looking to acquire both abridged and unabridged rights, and to publish lead titles in both formats. The Company is also looking to strengthen its frontlist program and has had some recent success with recent author signings including John Jakes, Harold Robbins, Stephen Coonts, Sharyn McCrumb, J.A. Jance, and Barry Lopez, all New York Times bestselling authors. At the same time, the Company is looking to increase its penetration into the self-help and spirituality areas, and reestablish its presence in the mystery and science fiction markets. Progress has been made, and author signings include Marianne Larned's "Stone Soup for the World," Sue Patten Thoele's "The Woman's Book of Soul," Judy Ford's "Wonderful Ways to Be a Family," Carole Nelson Douglas' "Cat on a Hyacinth Hunt," and Ben Bova's "City of Darkness."

Dove Kids was the children's publishing and audio imprint of the Company. In late 1997, after experiencing very limited success with the program, the decision was taken to withdraw from the children's book market altogether, only publish children's audio titles on a highly selective basis, and concentrate the Company's resources on its adult titles. A notable exception in 1997 was the success of "The Owl and the Pussycat" by Eric Idle, which was nominated for a Grammy Award.

Distribution Agreements

In January 1998 the Company entered into a distribution agreement with UAV Corporation, whereby UAV will duplicate, distribute and sell some of Dove's audio book products to mutually agreed upon specialty retailers, such as mass merchandisers, specialist music and video retailers, supermarket chains, drug store chains, truck stops, airports, and convenience stores. In February 1998 the Company entered into an agreement with Romance Alive Audio, under which the Company obtained the distribution rights to a 48 book romance library, including titles by such noted bestselling authors as Johanna Lindsey, Elizabeth Lowell, Jude Deveraux, and Kathleen E. Woodiwiss.

Foreign Language and International

The Company identified certain markets outside the United States which it believes may provide opportunities for sales growth and the expansion of international activities applies not only to the Company's publishing business, but also to its television and film activities, where the exploitation of overseas markets is a key component of the Company's strategy. The Company generally seeks to acquire audio publishing rights for specific titles or groups of titles on a world-wide basis. Such acquisitions enable the Company to exploit such titles in international markets.

Production, Sales, Marketing and Distribution

The Company typically produces its own masters for its audio book products, a majority of which are recorded at the recording studio located at the Company's Los Angeles offices. Virtually all recordings are produced under the supervision of the Company's in house staff. Once a master is produced, the Company contracts with one of several duplication contractors who then duplicate and assemble the tapes or CD's for distribution.

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

The Company's audio books are sold, among other places, to book stores, several book clubs (including the three major book clubs), record stores and specialty audio book retail outlets. The Company currently sells to all major book retailers and distributors, including, Ingram Book Company ("Ingram"), Barnes & Noble/B. Dalton and Borders/Waldenbooks as well as to the emerging internet market such as through Amazon.com. While the Company does not believe there is any significant risk of losing any of these bookstore chains as outlets for its product, the level of the Company's sales of audio books through these and other outlets significantly depends on the amount of product ordered thereby and shelf space allocated to such products as to which there is no assurance. Dove also sells to rack jobbers and is represented in all major wholesale clubs, including Sam's Club, Price/Cosco and BJ's Wholesale Club. The Company has entered into an agreement with UAV Corporation pursuant to which UAV Corporation will distribute selected audio product of the Company to non-traditional retail outlets such as supermarket and drug store chains, truck stops, airports and convenience stores.

Sales to retail and other outlets are effected through a combination of Dove's own sales force and third party distributors. Dove established its audio book sales operation in 1989 and has historically independently sold audio books primarily to book stores, retail chains and record and specialty stores. At present, the Company has an internal sales and marketing force of ten persons.

In January 1995, the Company entered into an agreement with Penguin USA, Inc. ("Penguin") pursuant to which Penguin began serving as the Company's exclusive United States outside distributor of audio and printed book products (other than certain non-retail and remainder sales, as defined below). Under such agreement, Penguin was responsible for, among other things, billing, collections and issuance of credit to customers, order solicitation, order entry, invoicing, customer service, warehousing, handling and fulfillment of orders and for receiving returns; and the Company responsible for marketing, promotion, publicity and advertising. The Company and Penguin terminated this arrangement in December 1997.

To replace the Penguin arrangement, the Company entered into an agreement in November 1997 with Mercedes Distribution Center ("Mercedes") under which Mercedes will perform storage and distribution services on the Company's behalf. The agreement has a term of five years and provides for Mercedes to receive, store, pack and ship the Company's products, and process returned shipments. Further, Mercedes will provide a computer inventory control and invoicing system. Under the agreement, the Company will be responsible for all order solicitation, order entry, invoicing and customer service, as well as marketing, promotion, publicity, and advertising.

In March 1995, the Company entered into the Reader's Digest Agreement pursuant to which the Company granted to Reader's Digest certain non-retail distribution rights (including, direct mail marketing) to the Company's audio books, including the Company's existing audio library, on an exclusive world-wide basis. In addition, the Company will be permitted to create new audio titles under the Reader's Digest label and to publish works in Reader's Digest's printed book library in audio format under the Dove and/or Reader's Digest label, in each case with Reader's Digest's prior written consent on a title-by-title basis. The Reader's Digest Agreement expires in December 1998.

In accordance with industry practice, substantially all of the Company's sales of audio and printed book products are and will continue to be subject to potential return by distributors and retailers if not resold to the public. Historically, the Company has experienced significant returns and there is no assurance that the Company will not experience returns of its audio and printed book products in excess of its historical returns, which in certain cases have been substantial. Although the Company makes allowances and reserves for returned products, significant increases in return rates could materially and adversely impact the Company's results of operations or financial condition. In addition, the Company from time to time makes price concessions or allowances or grants credits to distributors or retailers in order to minimize returns, and such concessions and allowances may adversely affect the Company's operating results. Certain of the Company's revenues are derived from sales at discount prices of excess inventory of audio and printed books, including returned audio book product, effected through warehouse, outlet and other stores. Such sales produce net revenues for the Company on a per-unit basis that typically have not exceeded the Company's per-unit costs on a fully-costed basis. The availability of such remainder product at discount prices also may have the collateral effect of reducing sales of audio books at full price, and thereby could adversely affect the Company's operating results.

The Company advertises its products in various publishing trade publications. The Company also occasionally advertises its products through various print and television media.

PRINTED BOOK PUBLISHING

In 1997 the Company experienced extremely heavy returns from its book publishing program, partly as a result of the general shake-out in the marketplace, and partly as a result of the high risk nature of much of the Company's publishing program. Consequently, the Company has reevaluated its book publishing program and is now in the process of changing its focus from event-related/national interest topics to areas such as business, self-help, psychology, health & fitness, entertainment, and California interest. At the same time, the number of publications has been reduced to 20-25 titles per year.

In the fall of 1996, the Company launched Dove Kids, a children's publishing program, but following disappointing results has discontinued the Dove Kids division.

FILM AND TELEVISION PRODUCTION

The Company had from time to time developed and produced long form programming made for television. In April 1996, the Company significantly expanded its presence in television programming through the acquisition of Dove Television. Dove Television develops and produces various forms of television programming, including pilots, series, telefilms, mini-series, talk shows and game shows for network, cable and syndicated markets. The Company's strategy is to develop and produce long form television programming substantially financed by third parties through pre-sale contracts with United States television networks, foreign distributors and other sources. Although the Company enters into such arrangements, there is no assurance that the Company's funding of such productions will not be at risk, including the possibility that third party financing will not ultimately be paid when required and that the Company may have to fund any short fall, which funding may not be available.

In 1997, under an agreement with Buena Vista Television, a division of the Walt Disney Company, Dove Television produced a total of 165 half hour episodes of the game show "Make Me Laugh" for the cable network Comedy Central. Dove Television also developed and produced the made for television movie "Unwed Father" which aired on ABC on October 12, 1997. The Company entered into a distribution agreement with Bonneville Worldwide Entertainment with respect to the non-US network rights to "Unwed Father". Dove Television is currently developing a two hour telefilm "Futuresport," starring Wesley Snipes, Dean Cain and Vanessa L. Williams, with Mr. Snipes' production company Amen-Ra Productions in conjunction with ABC. ABC is committed to pay at least a minimum amount in connection with such project. Dove Television has other television programming in development. There is no assurance that any programming in development or scheduled for production will be completed, or if completed, that the delivery terms will not be modified or that any such programming will be financially successful.

The Company acquired the United States and English-speaking Canadian distributions rights to the theatrical feature film "Wilde," about the life of Oscar Wilde, starring Vanessa Redgrave and Stephen Fry, which was produced by Marc and Peter Samuelson in association with Dove International and others. In February 1998 the Company entered into a distribution agreement with Sony Pictures Classics, and the film is scheduled to be released in New York on May 1, 1998 after making its North American premiere at the San Francisco Film Festival in April 1998. "Wilde" has been a critical success in Australia, Italy, France and the United Kingdom and has won major awards in Britain and France. The Company does not plan to produce theatrical feature films in the future.

The Company's television operations are dependent on a limited number of television projects. There is no assurance the Company will have any television projects or any significant revenues from television projects in any given quarterly or annual period.

FILM LIBRARY AND DISTRIBUTION

In conjunction with the formation of its distribution subsidiary, Dove International, the Company completed the purchase of certain rights to 48 films from the library of Skouras Pictures, Inc. Motion pictures acquired from Skouras Pictures, Inc., now in the Company's film library, includes films with stars such as F. Murray Abraham, Dyan Cannon, Ben Cross, Bruce Dern, Peter Gallagher, Jon Heard, Anthony Hopkins, Kris Kristofferson, Sam Neill, Natasha Richardson, Martin Sheen, Talisa Soto, George Takai and Shannon Tweed. The library includes certain distribution rights to "My Life As A Dog," which received several "Best Foreign Film" awards in 1987, and more recent films such as "A Boy Called Hate" and "Watch It." The Company had embarked on a program to acquire independent films and videos for distribution in the United States and Canada on an all rights basis (including theatrical, home video and all forms of television) and a video output arrangement with Paramount Pictures (which commenced in July
1996), but following review in 1997, the Company has discontinued the video distribution operations and has limited the film and television distribution operations to the existing film and future television library, and television programs produced by Dove Television.

COMPETITION

Competition is intense within the publishing, television and motion picture industries and between each of these industries and other entertainment media. Many major publishing houses now have audio book operations, and the Company anticipates increased competition in the future from major record companies. Most of the competitors of the Company have substantially greater financial, personnel, technological, marketing and other resources than the Company. The cost of obtaining audio publishing rights from popular authors is escalating and, in certain cases, obtaining such rights is or may become beyond the Company's capital resources. The Company expects this trend to continue. As a result of this trend, it may become more difficult to acquire rights to "blockbuster" works by authors with past successes. The capitalization and financial resources of publishing houses enable such entities to expend considerably greater amounts to obtain the rights to such works than the Company is able to expend given its resources. In addition, major publishing houses may have the ability to require authors to include audio rights in any publishing deal with such publishers. Such ability may preclude the Company and other audio book publishers from having the opportunity to publish in audio format the works of such authors. In addition, increased competition within the audio book industry could result in greater price competition in the sale of audio books. Reductions in prices of audio books, as a result of competition or otherwise, will adversely affect the Company's margins. There is no assurance that the Company will be able to compete successfully with major publishing houses and other competitors in the future.

Competition in the television and motion picture industry is extremely intense. The Company competes with the major motion picture studios, numerous independent producers of television programming and feature films and the major United States networks for the services of actors, other creative and technical personnel and creative material.

Many of the entities against which the Company competes have substantially greater financial, distribution, technical and creative resources than the Company. There is no assurance that the Company will be able to successfully compete in the various businesses in which it operates.

EMPLOYEES; LABOR RELATIONS

At March 30, 1998, the Company had 51 employees. On occasion, the Company employs temporary workers on a short-term basis to meet particular clerical and other needs. The Company believes employee relations are satisfactory.

In the film production segment, in accordance with industry practice, the Company meets a substantial part of its personnel needs by retaining temporary employees, directors, actors, technicians and other specialized personnel on a per production, weekly or per-diem basis.

GOVERNMENT REGULATION

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

The FCC repealed the Prime Time Access Rule, effective August 30, 1996. The Prime Time Access Rule generally prohibited network-affiliated television stations in the top 50 television markets from broadcasting more than three hours of network programs, or programs previously aired on a network during the four prime time viewing hours (i.e., 7:00 p.m. - 11:00 p.m. Eastern and Pacific times, and 6:00 p.m. - 10:00 p.m. Central and Mountain times). Due to the Prime Time Access Rule, network affiliated television stations often acquired a certain amount of programming (typically including game shows) for exhibition during prime time from independent television producers and syndicators. While the Company's sale of syndicated programming during prime time is primarily to independent television stations and network-affiliated stations, it is possible that the repeal of the Prime Time Access Rule may constrict the market for the Company's television programming product and that the Company might be subject to increased competition.

The impact on the Company of the changes in the communications laws brought about by the Telecommunications Act of 1996 and by accompanying changes in FCC Rules cannot be predicted at the present time, although it is expected that there will be an increase in the demand for video programming product as a result of the likelihood that these regulatory changes will facilitate the advent of additional exhibition sources for such programming. However, it is possible that recent alliances of certain program producers and television station group owners, coupled with the recent FCC rule revisions allowing a single television station licensee to own television stations reaching up to 35% of the nation's television households, may place additional competitive pressures on program suppliers who are unaligned with any television station group owners.

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

NATURE OF ACCOUNTING PRINCIPLES APPLICABLE TO THE PUBLISHING AND ENTERTAINMENT INDUSTRIES

The Company recognizes revenues from the sale of audio and printed books, including the licensing of audio and printed book rights to third parties, net of estimated returns and allowances, upon shipment of the product or upon availability of the rights pursuant to the Company's licensing arrangements. To allow for returns, the Company establishes a reserve against revenues from audio and printed book sales, the magnitude of which is based on management's estimate of returns. The Company's future reported revenues will be negatively impacted if the Company's actual return experience exceeds its established reserves. There is no assurance that the Company's actual return experience will not exceed its reserves.

Audio and printed book inventory is valued at the lower of cost or market using estimated average cost, determined using the first-in, first-out method. If the Company's reserves for excess inventory are not adequate at any time, the Company will be required, under generally accepted accounting principles, to write down audio and printed book inventory, which will increase cost of sales. Any such write-downs would have an adverse impact on the Company's operating results. Excess inventory may arise as a result of, among other things, customer returns. The extent of any write-downs will depend on, among other things, the quantity of actual returns received and the level of production and sales activity and the state and volatility of the remainder market. The Company establishes reserves against such write-downs based on past experience with similar products. There is no assurance that the Company's reserve for excess inventory at any time will be adequate and that additional write-downs will not be necessary.

Film costs, which include development, production and acquisition costs of television programming and feature films, are capitalized and amortized, and participations and royalties are accrued, in accordance with the individual film forecast method in the proportion that current quarter's revenue bears to the estimated total revenues from all sources. These costs are stated at the lower of unamortized costs or estimated realizable value on an individual film basis. Revenue forecasts for films are periodically reviewed by management, and the Company's results of operations may be adversely affected as a result of a write-down of carrying value of particular films in the event management's estimate of ultimate revenues is materially decreased. There is no assurance that the Company will not incur write-downs in the future in respect of its film and television operations; any such write-downs would have an adverse impact on operating results.

POSSIBLE NEED FOR ADDITIONAL FINANCING; LIQUIDITY.

The Company's operations in general, and its publishing and television operations in particular, are capital intensive. The Company anticipates, based on currently proposed plans and assumptions relating to its operations and anticipated outcomes of current litigation, that the projected cash flow from operations and available cash resources, including its existing financing arrangements, will be sufficient to satisfy its anticipated cash requirements for the fiscal year ending December 31, 1998. In the event that the Company's plans change, its assumptions change or prove to be inaccurate or the cash flow proves to be insufficient to fund operations (due to unanticipated expenses, delays, problems, difficulties or otherwise), the Company would be required to seek additional financing sooner than anticipated or to curtail its activities.

The Company has experienced from time to time significant negative cash flows from operating activities which have been offset by equity and debt financings. The Company plans to expand its audio publishing, television production and television distribution activities and it may continue to experience negative cash flows from operating activities from time to time. In such circumstances, the Company will be required to fund at least a portion of production and distribution costs, pending receipt of anticipated future revenues, from working capital, from additional debt or equity financings from outside sources, or from other financing arrangements. There is no assurance that the Company will be able to obtain such financing or that such financing, if available, will be on terms satisfactory to the Company.

To the extent the Company obtains financing through sales of equity securities, any such issuance of equity securities would result in dilution to the interests of the Company's shareholders. Additionally, to the extent that the Company incurs indebtedness or issues debt securities in connection with any acquisition or otherwise, the Company will be subject to risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness.

The Company's television production activities can affect its capital needs in that the revenues from the initial licensing of television programming may be less than the associated production costs. The ability of the Company to cover the production costs of particular television programming is dependent upon the availability, timing and amount of fees obtained from distributors and other third parties, including revenues from foreign or ancillary markets where available. In any event, the Company from time to time is required to fund at least a portion of its production costs, pending receipt of revenues, out of its working capital or financing facilities.

In order to obtain rights to certain properties for the Company's publishing and television operations, the Company may be required to make advance cash payments to sources of such properties, including book authors and publishers. While the Company generally attempts to minimize the magnitude of such payments and to obtain advance commitments to offset such payments, the Company is not always able to do so.

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

ITEM 2.  PROPERTIES

During 1996 the Company purchased an office building and the underlying land (collectively, the "Property") in Los Angeles, California for $2,500,000. The purchase price was paid $600,000 in cash and $1,900,000 pursuant to a seller carryback note, payable to the seller, the Writers' Guild of America, West, Inc. (the "Guild"). In April 1996 the Company refinanced the $1,900,000 note to the Guild with a new loan from a bank which loan is secured by a deed of trust on the Property and bears interest at a fixed rate of 8% per annum. The loan matures in April 2001 and provides for a 20-year monthly amortization payment rate with a balloon payment at maturity. The office building contains approximately 22,000 square feet. The Company moved its corporate headquarters to the new site in April 1996. In connection with the acquisition of the Property, the Company made improvements to the Property of approximately $220,000. In 1997, the Company made additional improvements of approximately $121,000 to relocate its video post production and audio recording facilities to the Property. The federal tax basis of the Property (including the Company's equipment) is $2,650,000. Depreciation is based on the straight-line method at a rate of 2.56%, with a claimed life of 39 years. The annual realty taxes are approximately $35,000, based upon a tax rate of 1.8759%. In the opinion of management, the property is adequately covered by insurance. The Company continues to lease property at its old headquarters at 301 N. Canon, Beverly Hills, CA, but has subleased all of such space. Under the lease, the monthly rent payable by the Company is approximately $21,000 and the lease expires January 31, 1999. Under the sublease arrangement, which also terminates on January 31, 1999, the sublessee's monthly rent payments to the Company are approximately $16,250. The Company does not intend to renew the lease when it terminates in January 1999.

ITEM 3. LEGAL PROCEEDINGS

In August 1993, the trial court confirmed an arbitration award in favor of the Company, Michael Viner and Gerald J. Leider and against Steven Stern and Sharmhill Productions in the approximate amount of $4.5 million (plus interest accruing thereon from September 1992 and attorney's fees) relating to the film "Morning Glory" ("Stern Judgment"). In March 1995, defendants appealed the judgment to the California Court of Appeals. In June 1995, the Court of Appeals affirmed the judgment, and that judgment is now final. In a related matter, the Company sought to restore certain fraudulent conveyances that Mr. Stern had made. In August 1995, Mr. Stern filed for bankruptcy protection. The United States Trustee is pursuing the fraudulent conveyance action on behalf of the bankruptcy estate, of which the Company comprises approximately 80%, and the Company, Mr. Viner and Mr. Leider are separately pursuing their own adversary proceeding for conspiracy against Mr. Stern and others in the bankruptcy case. There is no assurance that the Company will ultimately prevail, or as to if, when or in what amount the Company will be able to recover the amount of the original judgment in its favor.

In February 1993, Mr. Stern filed a complaint against the Company, Mr. Viner and Mr. Leider entitled Steven A. Stern and Steven A. Stern as assignee of the claims of Sharmhill Productions (B.C.), Inc., a bankrupt company v. Dove Audio, Inc. et al. (British Columbia Supreme Court, Vancouver Registry No. C930935) (the "Canadian Stern Action") claiming that he had been fraudulently induced to enter into the agreement underlying the arbitration award and seeking as damages the amount of the judgment. The Company believes that it has good and meritorious defenses to the Canadian Stern Action. Nevertheless, there is no assurance that the Company will prevail in the Canadian Stern Action.

In February 1996, the Company was served with a complaint in an action entitled Robert H. Tourtelot v. Dove Audio, Inc. etc. et al. (Los Angeles Superior Court Case No. SC040739) (the "Tourtelot Action"). Mr. Tourtelot seeks in excess of a million dollars in damages claiming that he had an oral agreement with the Company to write a book that the Company would publish, and that information he provided to the Company was used in another book published by the Company, "Legacy of Deception." Mr. Tourtelot alleged causes of action for breach of oral contract, fraud, suppression of fact, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, infringement of common law copyright, conversion, conspiracy and accounting. The Company successfully removed the action to the United States District Court for the Central District of California, and successfully moved to have the claims for infringement of common law copyright, breach of fiduciary duty, conversion, conspiracy and accounting dismissed. The Tourtelot Action was then remanded to the Los Angeles Superior Court, which permitted Mr. Tourtelot to pursue claims for breach of oral contract, fraud, suppression of fact, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, conversion, conspiracy and quantum meruit. In March 1998, the Company prevailed on summary judgment and obtained a dismissal of the infringement of common law copyright, conversion, conspiracy and breach of duty claims. Such claims were dismissed with prejudice by the trial court. While the Company believes that it has good and meritorious defenses to the Tourtelot Action, there is no assurance that the Company will prevail in the Tourtelot Action.

In March 1996, the Company was served with a complaint in an action entitled Alexandra D. Datig v. Dove Audio, et al. (Los Angeles Superior Court Case No. BC145501) (the "Datig Action"). The Datig Action was brought by a contributor to, and relates to, the book "You'll Never Make Love In This Town Again." The Datig complaint sought in excess of a million dollars in monetary damages. In October 1996, the Company obtained a judgment of dismissal of the entire Datig Action, which judgment also awarded the Company its attorney's fees and costs in defending the matter. Ms. Datig has appealed the judgment. While the Company believes that it will prevail on the appeal, there is no assurance that the Company will in fact be successful on appeal.

 In July 1996, the Company was served with a complaint in an action entitled Terrie Maxine Frankle and Jennie Louise Frankle v. Dove Audio (U.S. District Court, Central District of California Case No. 96-4073 RSWL) (the "Frankle Action"). The Frankles claim to be the authors of "You'll Never Make Love In This Town Again," and have alleged claims for copyright infringement and fraud. The Frankles application for a preliminary injunction was denied because they could not demonstrate a likelihood of success on the merits of their claims. The Company believes that it has good and meritorious defenses and counterclaims against the Frankles. Nevertheless, there is no assurance that the Company will prevail.

In May 1997, the Company was served with a complaint in an action entitled Kenneth Raskoff v. Dove (Los Angeles Superior Court Case No. BC171355) (the "Raskoff Action"). Mr. Raskoff is a former employee of Dove Television. The complaint seeks unspecified damages and other relief for breach of Mr. Raskoff's alleged employment contract, breach of the implied covenant of good faith and fair dealing, breach of implied-in-fact contract, promissory estoppel, and fraudulent inducement. The complaint also seeks an injunction requiring that Mr. Raskoff receive producer credit with respect to the television program entitled "Unwed Father" and other unnamed projects. Although the Company believes that it has good and meritorious defenses to the Raskoff Action, there is no assurance that the Company will prevail in the action.

In June 1997, the Company was served with a complaint in an action entitled Michael Bass v. Penguin USA Inc., et al. (New York Superior Court Case No. 97-111143) (the "New York Bass Action"). The complaint in the New York Bass Action alleges, among other things, that the contribution of Liza Greer, one of the authors of the book "You'll Never Make Love In This Town Again", defames Mr. Bass and violates his rights of publicity under New York statutes. The complaint seeks damages of $70,000,000 for defamation and $20,000,000 for violation of the New York right of publicity statutes and an injunction taking the book out of circulation and prohibiting the use of Mr. Bass' name. The New York Bass Action has voluntarily been stayed after Mr. Bass filed a similar action in the State of California in an action entitled Michael Bass v. Penguin USA et.al. (California Superior Court Case No. SC049191) seeking essentially the same damages as in the New York Bass Action. The Company believes that it has good and meritorious defenses to the New York Bass Action and the action filed in California. Nevertheless, there is no assurance that the Company will prevail. As a result of the New York Bass Action, the Company has brought a cross-complaint against Ms. Greer.

In July 1997, Michael Viner and Deborah Raffin Viner (the "Former Principals") commenced an arbitration against the Company. In their arbitration demand, the Former Principals claim that they are owed in excess of $1 million by the Company relating to the motion picture entitled "Morning Glory". The Former Principals claim that they are also entitled to the repayment of certain deferred amounts for producing and acting services rendered by them in connection with "Morning Glory" and to 50% of the profits. They claim that a former director of the Company, Gerald Leider, is entitled to the other 50% of the profits. The Former Principals have also asserted that from any recovery of the Stern Judgment, they are entitled to receive $1 million, as well as the deferred amounts and 50% of the profits. Present management believes it has good and sufficient defenses to the claims, including, but not limited to the Former Principals' waiver of their claims that any amounts are owed to them as debt, as profit participation or as deferred compensation and that the Company has not yet recouped its investment in the Picture. The Company has also asked the arbitrator to determine that the Former Principals are not entitled to any moneys or rights with respect to "Morning Glory", including from the proceeds of the Stern Judgment. There is no assurance that the Company will prevail on these defenses and claims.

In August 1997, the Former Principals commenced an arbitration against the Company seeking specific performance of, and alleging breach of, a termination agreement to which they and the Company are a party (the "Termination Agreement"). The Former Principals subsequently identified in writing their intention to arbitrate a variety of miscellaneous claims, including the Company's alleged failure to timely pay the full amount of consulting fees under the Termination Agreement, as well as the Producer and Executive Producer fees on "Unwed Father", to reimburse business expenses, payments to one of the Former Principal's masseuse and psychologist, and medical and dental expenses, to return certain personal property, to account for sales with respect to certain titles, and other matters, including claims that the Former Principals did not receive appropriate credit on "Unwed Father" and various audio books. On October 16, 1997, however, the Former Principals filed an action in the Los Angeles Superior Court (Case No. BC179639) for "Breach of Written Contract; Specific Performance; Temporary Restraining Order, Preliminary and Permanent Injunctive Relief" which sought damages for some of the same claims identified as the Former Principals' claims in arbitration. In this action the Former Principals claimed that, in addition to other damages, they were entitled to accelerate all payments to become due under the Termination Agreement, in the aggregate amount of $1,511,824 and to the rights to certain titles. This action appears to have been filed for purposes of obtaining an attachment. After the Company obtained a temporary restraining order in the action staying the arbitration, the Former Principals and Dove II, a company purportedly controlled by the Former Principals, filed another action in the Los Angeles Superior Court (Case No. BC 180301) seeking declaratory relief and an injunction staying other arbitration proceedings between them and the Company. After the Company defeated an application for temporary restraining order in that action, the Former Principals and Dove II, filed requests for dismissals of both actions and are proceeding in the arbitrations. In the arbitration, the

Company is (i) seeking over $105,000 in compensatory damages from the Former Principals for certain unauthorized Company checks that one of the Former Principals signed to the Former Principals, to the Former Principal's personal attorney, for repairs for one of the Former Principal's car and for payments of the Former Principals' credit card accounts, (ii) seeking punitive damages for one of the Former Principals causing the Company to pay to the Former Principals amounts that had already been credited to them in their purchase of Company stock, (iii) seeking damages of at least $175,000 for breach of the non-interference provision of the Termination Agreement, (iv) seeking reimbursement of approximately $9,600 for unused airline tickets and (v) as a result of their breach of the non-competition provision of the Termination Agreement, requesting that the arbitrator enjoin the Former Principals from competing with the Company in the audio book business through June 9, 2001. The Company believes that, with the exception of certain immaterial amounts which it expects to pay, it has good and meritorious defenses to the claims by the Former Principals and that the Company has meritorious claims against the Former Principals. There is no assurance, however, that the Company will prevail on these issues and claims.

The Former Principals also claimed that their agreement not to compete with the Company in the book and audio business is not enforceable. On January 12, 1998, the arbitrator issued his decision in which he held that the Former Principals' contention that the non-compete provision of the Termination Agreement is invalid and unenforceable is without merit and that the provision prohibiting the Former Principals from competing with the Company in the audio book business for a period of four years from June 10, 1997 is valid and enforceable, and the arbitrator enjoined the Former Principals from engaging in the audio book business during such period.

In another arbitration proceeding involving the Former Principals and the Company, the Former Principals claimed that the Company breached the Termination Agreement by failing to prepare office space for use by the Former Principals and interfering with their use of the space, failing to repair a toilet and failing to provide for and pay secretaries for the Former Principals, and that a subsequent purported occupancy agreement that allowed the Former Principals to use the Company's offices at 301 N. Canon was enforceable. The Company claimed, among other things, that the Company was entitled to compensatory damages plus costs incurred in restoring the Former Principals' offices to their original condition and the costs of recovering possession and that the occupancy agreement was invalid because it was never disclosed to or approved, authorized or ratified by the Company's shareholders or the Board. The arbitrator rendered a decision on February 13, 1998 (amended and corrected on March 2, 1998), in which he awarded the Company the sum of $14,093 plus costs, finding, among other things, that neither of the Former Principals had the right to occupy the Company's office space after September 1, 1997 and that the occupancy agreement is invalid and unenforceable.

In July 1997, the Company was served with a complaint in an action entitled Alan Fields v. Dove Entertainment, Inc., et al. (Los Angeles Superior Court No. BC 174659) (the "Fields Action"). The Fields Action was brought by an alleged purchaser of Common Stock against the Company and the Former Principals as a putative class action on behalf of all persons who acquired Common Stock between July 25, 1995 and August 20, 1996. The complaint alleges a cause of action for violation of Section 25400(d) of the California Corporations Code based on the alleged dissemination of false and misleading statements about, among other things, the success of the Company's printed book operations, financial results, business condition and future prospects. The plaintiff seeks unspecified damages and other relief. In August 1997, an action entitled Global Asset Allocation consultants, L.L.C. v. Dove Entertainment, Inc., et al. (Civil Action No. 97-6253-WDK) (the "Global Asset Action"), was commenced against the Company and the Former Principals in the United States District Court for the Central District of California. The Global Asset Action was brought by an alleged purchaser of Common Stock as a putative class action on behalf of all persons who acquired Common Stock between July 25, 1995 and August 20, 1996. The complaint alleges a cause of action for violation of Section 10(b) of the Securities and Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder based on the conduct at issue in the Fields Action. The plaintiff seeks unspecified damages and other relief. The Company has learned that another putative federal securities class action was filed in the United States District Court for the Central District of California by an alleged purchase of Common Stock represented by the law firm of Berman, DeValerio & Pease LLP (the "Berman Action"; and collectively with the Fields Action and the Global Asset Action, the "Securities Actions"). The complaint is reportedly brought on behalf of all persons who acquired Common Stock between April 15, 1996 and October 10, 1996 and to allege a cause of action against the Company and certain of its former officers for violation of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder. As of December 31, 1997, the Company has not been served with the complaints in the Global Asset Action or the Berman Action. The

Company has not yet filed a response to the complaints in the Securities Actions. While the Company believes it has good and meritorious defenses against the claim, the Company has taken a charge of $150,000 in the quarter ended June 30, 1997 in respect of potential costs associated with the claim.

In July 1997, the Company was served with a complaint in an action entitled Steven A. Soloway v. Dove Entertainment, Inc., etc. et al. (Los Angeles Superior Court Case No. BC 175516) (the "Soloway Action"). Mr. Soloway is a former director and employee of the Company and has sought damages of approximately $350,000 for breach of contract. Mr. Soloway claims that as a result of the Securities Purchase Agreement he was entitled to declare his employment agreement terminated without cause and to receive his base salary through September 1999. In September 1997, Mr. Soloway obtained a writ of attachment for $350,000 in respect of his claims, for which the Company has substituted an undertaking for the amount of the attachment. Although the Company believes that it has good and meritorious defenses and setoffs to the Soloway Action, there is no assurance that the Company will prevail in the Soloway Action. The Company has filed a cross-complaint against Mr. Soloway for breach of fiduciary duty and legal malpractice asserting that Mr. Soloway fabricated a version of his employment agreement, submitted the fabricated version for inclusion in the Company's public documents, without authorization or approval drafted and signed on behalf of the Company an occupancy agreement pursuant to which the Former Principals unrightfully occupied the Company's offices, fabricated minutes of the Board and disclosed confidential information that he obtained as an officer.

On November 4, 1997, James Belasco, a former director of the Company, filed an action against the Company in Los Angeles County Superior Court entitled James
A. Belasco v. Dove Entertainment, Inc. etc. et al. LASC case no. BC 180707. Mr. Belasco seeks to recover over $178,000 that he claims he is owed for royalties from the distribution of the book entitled "Flight of the Buffalo: Soaring to Excellence. Learning to Let Employees Lead." Mr. Belasco also seeks punitive damages. On November 4, 1997, James Belasco filed an action against the Company in Los Angeles County Superior Court entitled James A. Belasco v. Dove Entertainment, Inc. etc. et al. LASC case no. BC 180706. Mr. Belasco alleges that the Company has interfered with the publication of the work entitled "The Phoenix Organization." Mr. Belasco seeks punitive damages and over $200,000 in general damages. Mr. Belasco and the Company have agreed to settle all such claims for payments over time to Mr. Belasco totaling $150,000 and the grant to the Company of audio rights to certain current and future books by Mr. Belasco and payment of certain book commissions by Mr. Belasco to the Company.

In December of 1997, the Company was served with a complaint in an action entitled Gerald J. Leider V. Dove Entertainment, Inc. f.k.a. Dove Audio, Inc. (Los Angeles Superior Court Case No. BC 183056). Mr. Leider is a former Chairman of the Board and consultant to the Company and has sought damages of approximately $287,000 for breach of contract and $60,000 for unpaid consulting fees. Mr. Leider also is seeking a declaration that the Company must comply with certain purported stock option agreements and for an order for inspection and copying of certain records of the Company and an award of expenses related thereto. Although the Company believes that it has good and meritorious defenses and setoffs to such action, there is no assurance that the Company will prevail in such action. The Company has filed a separate complaint against Mr. Leider for breach of fiduciary duty, fraud and breach of covenant of good faith and fair dealing asserting that Mr. Leider entered into purported agreements with the Company that were unfair to the Company, were not disclosed to the Board or the Company's shareholders and were never approved by the Board or the Company's shareholders.

In addition to the above claims, the Company is a party to various other routine legal proceedings and claims incidental to its business.

There can be no assurance that the ultimate outcome of these matters will be resolved in favor of the Company. In addition, even if the ultimate outcome is resolved in favor of the Company, involvement in any litigation or claims could entail considerable cost to the Company and the diversion of the attention of management, either of which could have a material adverse effect on the business of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's Common Stock is traded in the Nasdaq SmallCap Market under the symbol DOVE. The following table sets forth, for the periods indicated, the range of low and high bid quotations as reported by the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ"). The prices reflect inter-dealer quotations without retail mark-ups, mark-downs or commissions and may not represent actual transactions. As of March 27, 1998, there were 91 holders of record of Common Stock.

                                                                         Low           High
                                                                         ---           ----
      Year Ended December 31, 1996:
        First quarter (through March 31, 1996)                          9 7/8         14 5/8
        Second quarter (through June 30, 1996)                          9 1/8         14 3/8
        Third quarter (through September 30, 1996)                      3 1/4         10
        Fourth quarter (through December 31, 1996)                      1 1/8          3 7/16

      Year Ended December 31, 1997:
        First quarter (through March 31, 1997)                          1 3/8          3 13/16
        Second quarter (through June 30, 1997)                          1 1/8          3 3/4
        Third quarter (through September 30, 1997)                      1 7/16         3 1/8
        Fourth quarter (through December 31, 1997)                      1 1/16         1 7/8

      Year Ending December 31, 1998:
        First quarter (through March 31, 1998)                          1 3/16         2 7/8

On March 28, 1997, in the first of two closings under a private placement of preferred stock and warrants to purchase Common Stock, the Company sold to Media Equities International, LLC ("MEI") and the Former Principals (i) 3,000 shares of the Company's Series B Preferred Stock, warrants to purchase 500,000 shares of Common Stock at $2.00 per share, warrants to purchase 500,000 shares of Common Stock at $2.50 per share and warrants to purchase 500,000 shares of Common Stock at $3.00 per share for an aggregate of $3,000,000 and (ii) 920 shares of the Company's Series C Preferred Stock and warrants to purchase 166,666 shares of Common Stock at $2.00 per share, warrants to purchase 166,667 shares of Common Stock at $2.50 per share and warrants to purchase 166,667 shares of Common Stock at $3.00 per share for an aggregate of $920,000 (including the contribution of $676,000 payable by the Company to the Former Principals). On June 3, 1997, the second closing (the "Second Closing") was completed whereby the Company sold to MEI and the Former Principals (i) 1,000 shares of Series B Preferred Stock and warrants to purchase 166,666 shares of Common Stock at $2.00 per share, warrants to purchase 166,667 shares of Common Stock at $2.50 per share and warrants to purchase 166,667 shares of Common Stock at $3.00 per share for an aggregate of $1,000,000 in cash and (ii) 1,000 shares of Series C Preferred Stock and warrants to purchase 166,666 shares of Common Stock at $2.00 per share, warrants to purchase 166,667 shares of Common Stock at $2.50 per share and warrants to purchase 166,667 shares of Common Stock at $3.00 per share for an aggregate of $1,000,000 (including the contribution of $175,000 payable by the Company to the Former Principals).

In October 1996 Morgan Fuller Capital Group L.L.C. ("Morgan Fuller") completed a loan to the Company in the aggregate amount of $800,000. Such loan bore interest at the rate of 10% per annum. In March 1997, the Company retired $500,000 of its loan from Morgan Fuller in exchange for 210,526 shares of the Company's Common Stock along with warrants to purchase 35,088 shares of the Company's Common Stock at $2.50 per share, warrants to purchase 35,088 shares of the Company's Common Stock at $3.50 per share and warrants to purchase 35,087 shares of the Company's Common Stock at $4.50 per share. The balance of the loan plus accrued interest was repaid in cash.

In April 1997, the Company issued 301,111 shares of Common Stock in satisfaction for vendor payables amounting to $750,000.

In August 1997, the Company issued 200,000 shares of Common Stock to a substantial shareholder for the acquisition of further rights to a future title and certain rights on past titles.

In October 1997, the Company issued 66,667 shares of Common Stock to Shukri Ghalayini, a former officer of Dove Television, in settlement of all claims by him against the Company. Following this settlement, the Company released 40,000 shares of Common Stock held in escrow since the acquisition of Four Point Entertainment.

During the year, the Company issued 250,000 shares of Common Stock in exercise of options.

DIVIDENDS

The Company has not declared or paid any cash dividends on its Common Stock and does not intend to declare any cash dividends in the foreseeable future. The Company's credit facility limits the ability of the Company to declare or pay any dividends except cash dividends if the ratio of (i) the sum of the Company's consolidated net income plus interest expense of the Company plus the provision for income taxes to (ii) interest expense of the Company is at least 20:1. The payment of dividends, if any, is within the discretion of the Board and will depend on the Company's earnings, if any, its capital requirements and financial condition and such other factors as the Board may consider.

ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis below should be read in conjunction with the Financial Statements of the Company and the Notes to the Financial Statements included elsewhere in this report.

OVERVIEW

Dove commenced business in 1985 as one of the pioneers of the audio book industry and has become one of the leading independent producers (i.e., unaffiliated with any single book publisher) of audio books in the United States. The Company produces and distributes approximately 100 to 120 new titles annually and has built a library of approximately 1000 titles currently offered for sale. Through Dove Television, the Company is engaged in the production and development of television programming. Other activities of the Company include a limited printed book publishing program and the distribution of feature films and television programming.

1997 was a year of consolidation and rationalization of operations of the Company.

In 1996 the Company had rapidly expanded its printed book publishing and television production operations and entered into the theatrical film distribution business. However, heavy returns from the printed book publishing operations and the liquidity needs of the rapid expansion led to working capital shortages in early 1997 which in turn, affected the Company's ability to acquire and develop new product. The effect of working capital shortages and heavy printed book publishing returns led to a reduction in revenues of 38% in 1997 compared to 1996 and to increased cost of sales arising from surplus inventories.

In June 1997, the second of two closings was completed resulting in the Company having issued 5,920 shares of Preferred Stock with warrants for approximately $6,000,000 to the Former Principals and MEI. Subsequently and also in June 1997 following the purchase of all of the Preferred Stock held by the Former Principals, the Former Principals' employment with the Company terminated and the Former Principals resigned from the Board. As a result of these changes, representatives of MEI were named to five Board positions and Mr. Ronald Lightstone, a partner of MEI and a member of the Board was appointed President and Chief Executive Officer of the Company. Subsequently, certain other Board members resigned their positions.

An extensive review of all operations led to the discontinuance of "Dove Kids" book publishing, "Dove Video" and theatrical distribution (other than existing library) operations, the curtailment of printed book publishing operations and the cancellation of unprofitable elements of the new audio book publishing program. These, together with the cost of disposing of excess returns, resulted in write-offs of $2,495,000 in audio book and printed book operations and $3,767,000 in film distribution operations (primarily theatrical) for the year. Additionally, the Company incurred $1,614,000 in employee separation costs and approximately $2,000,000 in legal and settlement costs in respect of claims pertaining to events prior to the change in management.

Following the change in management, the Company reduced overhead and substantially strengthened its management team. In November 1997, the Company secured a three year $8,000,000 loan facility for the purpose of repaying its existing senior term loan with Sanwa Bank and providing working capital.

In September 1997, Dove Television delivered the made for television motion picture, "Unwed Father" to ABC Television and sold international distribution rights to BWE Distribution, Inc. "Unwed Father" aired on ABC on Sunday, October 11, 1997 achieving a rating of 9.4/15. Dove Television also commenced production of a further 100 episodes of "Make Me Laugh" for Buena Vista Television and 165 episodes were delivered during 1997. In 1997, Dove Television commenced negotiations for a number of new made for television motion pictures resulting in an agreement with ABC Television in 1998 to produce "Futuresport", a two-hour television motion picture. "Futuresport" completed principal photography in March 1998 and is anticipated to be delivered to ABC Television by May 1998. In early 1998, Dove Television commenced marketing "Futuresport" for the home video and international markets achieving initial success with the sale of worldwide home video rights to Columbia Tri-Star and a number of international sales.

The theatrical movie "WILDE" was delivered to the Company mid 1997. The film, a biography of the 19th century writer Oscar Wilde, was successfully launched by its producers in the United Kingdom and other international markets during 1997. The Company owns United States and Engligh-speaking Canadian distribution rights to this film and in late 1997, the Company entered into an agreement with Sony Pictures Classics for its distribution in North America. Sony Pictures Classics has scheduled the film to premiere at the San Francisco film festival in April 1998 and fine arts theater openings in New York and Los Angeles in May 1998.

Due to the Company's focus on stabilizing working capital, the Company significantly limited its new title releases in the latter half of 1997. Key audio books published by the Company included "Best Laid Plans" by Sidney Sheldon, "Another City Not My Own" by Dominick Dunne, "Then Came Heaven" by LaVryle Spencer, "The President's Daughter" by Jack Higgins, "The Cat Who Tailed A Thief" by Lilian Jackson Brun and "Small Vices" by Robert Parker. In December 1997, the Company transferred its traditional audio book and printed book distribution to a new distributor, Mercedes Distribution of Brooklyn, New York. With the transfer of audio book and printed book distribution to Mercedes Distribution Center, the Company has assumed direct sales responsibility to all key traditional accounts. In early 1998, the Company entered into a distribution agreement with UAV Corporation to manufacture and distribute selected audio books into major mass market retail outlets. It is planned that this innovative program will broaden audio book distribution providing back-list sales impetus.

The Company plans an expanded audio book publishing program in development for 1998 with greater emphasis on quality. The Company's catalog of 1998 audio book releases includes "The Last Hostage" by John Nance, "Sudden Mischief" by Robert Parker and "Flight of Eagles" by Jack Higgins. A limited printed book program is planned for 1998.

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

From time to time, the Company may have several television projects in development and generally seeks to limit its financial risk in the production of television motion pictures and mini-series by pre-sales and licensing to third parties. The production of television programming has been sporadic over the last several years and significant variances in operating results from year-to-year and quarter-to-quarter can be expected for television programming revenues.

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

RESULTS OF OPERATIONS

The following table sets forth (i) publishing and television and film revenues and (ii) publishing, television and film, and selling, general and administrative expenses as a percentage of total revenues for the periods indicated:

                                            YEARS ENDED DECEMBER 31,
                                           --------------------------
                                           1997      1996        1995
                                           ----      ----        ----
REVENUES
  Publishing                                41%        43%        98%
  Television and Film                       59         57          2
                                           ---        ---        ---
       Total                               100%       100%       100%
                                           ===        ===        ===

OPERATING EXPENSES
  Publishing                                55%        42%        64%
  Television and Film                       72         44          1
  Selling, general & administrative         59         37         33
                                           ---        ---        ---
  Employee separation costs                 10        --         --
                                           ---        ---        ---
       Total                               196%       123%        98%
                                           ===        ===        ===

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Publishing

Revenues. Net publishing revenues for 1997 decreased $4,786,000 to $6,800,000 compared with $11,586,000 for 1996. Of the 1997 net publishing revenues, net audio book revenue was approximately $7,400,000 and printed books incurred net returns of approximately $600,000. In 1996, net audio book revenue was approximately $6,810,000 and net printed book revenue was approximately $4,776,000. The decrease in net publishing revenues was primarily attributable to cancellation or delay in the planned new release of most printed book titles, as well as some audio titles, due to working capital constraints and high returns of printed books throughout the year and audio book product during the three months ended March 31, 1997 but partly offset by increased remainder sales. Substantially all of the Company's sales of book products are and will continue to be subject to potential returns by distributors and retailers if not sold to the public. Although the Company makes allowances and reserves for returned product that it believes are adequate, significant increases in return rates can materially and adversely impact the Company's financial condition or results of operations.

Cost of Sales. Cost of sales for 1997 decreased $2,189,000 to $9,164,000 compared with $11,353,000 for 1996. The decrease was attributable to the decrease in revenues for the year. Cost of sales as a percentage of net publishing revenues increased from 98% in 1996 to 135% for 1997 due primarily to the effect of fixed elements of cost of sales, such as product development expense being spread over a lower revenue base, the inclusion of abnormally high low or negative margin remainder sales in the revenue base, the write-off of $200,000 in product master costs due to a reduction in future sales estimates for a number of titles, the write-off of $564,000 following the decision to discontinue the Dove Kids and Video Books lines, the write-off of $885,000 due to the cancellation of product under development, and the write-down of $846,000 in recorded inventories to estimated net realizable value.

Film and Television

Revenues. Film and television revenues for 1997 decreased $5,395,000 to $9,872,000, compared with $15,267,000 for 1996. The reduction was due to a reduced production schedule in 1997 where the Company through Dove Television produced only one made for television motion picture compared with two in 1996 and reduced series production by Dove Television.

Cost of sales. Film and television amortization for 1997 increased $124,000 to $11,979,000, compared with $11,855,000 for 1996. Cost of sales as a percentage of net film and television revenues increased from 78% in 1996 to 121% for 1997, due primarily to the write-off of $3,767,000 in production costs arising from an assessment of film net realizable values, mainly in theatrical productions. In addition, cost overages on certain film projects were incurred.

General

Gross Profit/(Loss). The Company experienced a gross loss of $4,471,000 for 1997 versus a gross profit of $3,645,000 for 1996, resulting from the matters previously discussed regarding publishing and film revenues and cost of sales.

Selling, General and Administrative ("SG&A"). SG&A includes costs associated with selling, marketing and promoting the Company's products, as well as general corporate expenses including salaries, occupancy costs, professional fees, travel and entertainment. SG&A decreased 2% to $9,898,000 for 1997 compared to $10,089,000 for 1996. The decrease in SG&A was mostly attributable to cost savings implemented by the new management in June 1997, partially offset by legal costs associated with a number of claims outstanding at or in respect of the period leading up to the change in management in June 1997, and in respect of arbitration associated with the Former Principals. In addition to SG&A, the Company expensed $1,614,000 in employee separation costs representing contracted payments to the Former Principals in their employment capacity together with associated costs arising from their termination in June 1997. The contracted payments to the Former Principals are payable over the next five years from June 1997 in approximately equal monthly installments.

Net Interest Expense. Net interest expense for 1997 was $358,000 compared with $197,000 for 1996. The interest expense is primarily the result of the utilization of funds and the assumption of debt in connection with the acquisition of Dove Television in 1996, the purchase of the Company's new office building in 1996 and the operating cash losses experienced during 1996 and 1997.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

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

Cost of Sales. Publishing cost of sales increased by $4,184,000 or 58% from $7,169,000 in 1995 to $11,353,000 in 1996. Publishing cost of sales as percentage of net publishing revenues increased from 65% in 1995 to 98% 1996. The increase in cost of sales was due in part to the costs accompanying the $625,000 increase in net sales but was primarily attributable to an approximate $ 1,900,000 write-down in inventory and production costs as well as excess fulfillment costs consisting of: (i) inventories and production costs of approximately $600,000 relating to various titles associated with the O.J. Simpson trial which were written down in the fourth quarter because estimates from remainder sales timed for the O.J Simpson civil trial were not realized due to diminished market interest; (ii) efforts to consummate remainder sales of excess inventory which have proven more difficult than anticipated due to a general market over-supply in the remainder market (accordingly, inventory has been written down to revised estimates of remainder or destruction value, as appropriate, resulting in an additional write-down of $600,000); and (iii) a $500,000 inventory write-off which was taken in the second quarter of the year. Cost of sales was also impacted in 1996 by approximately $1,200,000 due to an increase in production cost amortization relative to sales due to lower than anticipated gross sales following the re-assessment by major customers of gross order quantities.

Television and Film

Revenues. Television and film revenues increased from $187,000 in 1995 to $15,267,000 in 1996. The increase was primarily attributable to the delivery of the "Home Song" television motion picture to CBS in the first quarter of 1996, the delivery of "Family Blessings" to CBS and ITC in the fourth quarter of 1996, distribution revenue generated by Dove International combined with the inclusion of eight months of activity from Dove Television (including the activities of Dove Television arising from the acquisition of Four Point Entertainment in April 1996) which contributed approximately $8,000,000 of revenue due primarily to the programs "Unnatural History," Amazing America," "The Bradshaw Difference," and "Scoop with Sam and Dorothy."

Cost of Sales. Film cost of sales increased to $11,855,000 for 1996 compared to $99,000 for 1995. The increase was attributable to a significant increase in film sales in 1996 and the inclusion of eight months of activity from Dove Television (including the activities of Four Point Entertainment subsequent to the date of its acquisition by Dove Television in April 1996). Film amortization is generally incurred in proportion to the estimated revenues generated from the release or licensing of film properties.GeneralGross Profit. The Company's gross profit decreased $235,000, or 6%, from $3,880,000 in 1995 to $3,645,000 in 1996.
The gross profit margin decreased from 35% in 1995 to 14% in 1996. This decrease resulted primarily from the substantial increase in publishing cost of sales discussed above and the Company's expansion of its film and television production activities which generally produce narrower margins than the Company's historical publishing margins.

SG&A. SG&A increased by $6,393,000 or 172% from $3,696,000 in 1995 to
$10,089,000 in 1996. The increase was primarily attributable to additional direct SG&A costs associated with the operations of Dove Television ($2,388,000 for the year) subsequent to its establishment and the acquisition of Four Point Entertainment and the expansion of Dove International ($871,000 for the year, a large portion of which arose from the partial funding of overhead and sales operations of G.E.L., an outside distributor of television and film product with which the Company then had a distribution arrangement). In addition, approximately $500,000 resulted from an increase in the provision for doubtful accounts and approximately $1,200,000 in professional fees resulting from increased activity relating to abandoned acquisition attempts, aborted attempts to raise financing and general business activity. Selling and advertising expense increased by approximately $1,400,000 primarily in connection with the Company's printed book operations due in part to marketing commitments made in connection with the securing of due underlying rights. The remaining increases were primarily due to increases in salaries resulting from increased staffing levels, occupancy costs, travel and entertainment, and depreciation of the Company's building.

Interest Expense. Interest expense, net increased from $22,000 in 1995 to $197,000 in 1996 due to increased debt outstanding during 1996.

LIQUIDITY AND CAPITAL RESOURCES

In December 1995 and January 1996, the Company raised net proceeds of approximately $6,303,000 from the sale of 76 Units in a private placement. Each Unit consisted of 12,500 shares of the Common Stock of the Company and 12,500 warrants to purchase shares of Common Stock at $12.00 per share. In September 1994, the Company completed the sale of 300,000 Units in a private placement for an aggregate of approximately $926,000, each Unit consisting of one share of Common Stock and one Redeemable Warrant to purchase Common Stock at $8.00 per share. In December 1994, the Company completed its initial public offering ("IPO"), resulting in net proceeds of approximately $4,805,000 to the Company. In January 1995, the underwriter of the IPO exercised its over allotment option relating to the IPO in full resulting in additional net proceeds to the Company of approximately $770,000.

In April 1996 the Company refinanced its $1,900,000 mortgage note which the Company borrowed from the seller in connection with the acquisition of its new office building. The loan from Asahi Bank of California is secured by a deed of trust on such building and such loan bears interest at a fixed rate of 8% per annum. The loan matures in April 2001 and provides for a 20 year monthly amortization payment schedule.

In connection with the acquisition of Four Point Entertainment, which was completed on April 29, 1996, the Company guaranteed certain term debt and a $1 million revolving line of credit of Four Point Entertainment from Sanwa Bank of California ("Sanwa Bank"). In August 1996, the Company refinanced its existing line of credit and term loan with Sanwa Bank with a $1,365,000 term loan from Sanwa Bank, maturing on August 1, 1997. In addition, the Company borrowed a further $220,000 with a short-term bridge loan which was repaid on October 7, 1996. Both loans were secured by the Company's assets, other than the Company's building, and were guaranteed by the Former Principals. The Sanwa Bank loan had various covenants with which the Company was required to adhere, including restrictions on payment of dividends, additional indebtedness, change in the nature of business, financial covenants including minimum tangible net worth, current ratio, debt service coverage ratio and debt to net worth ratio and restrictions on mergers or acquisitions. The Company was not in compliance with certain of such financial covenants as of December 31, 1996 and at certain times during the year ended December 31, 1997, but received waivers from compliance from Sanwa Bank on each occasion. The balance of the Sanwa Bank loan was repaid on November 12, 1997 with proceeds from a loan facility provided by The Chase Manhattan Bank ("Chase Bank"), and the Sanwa Bank facility was terminated.

In May 1996 the Company entered into an agreement with Samuelson Entertainment Ltd. to acquire the North American (excluding French speaking Canada) distribution rights to the theatrical film "Wilde" and the exclusive worldwide print, audio and interactive rights. The film was financed by Guinness Mahon & Co. Ltd. whereby the Company was required to pay sums totaling pound sterling1,333,333 (approximately $2,000,000) over the 12 months subsequent to the agreement for such rights. As of December 31, 1997, the Company had fully paid all obligations in respect of "Wilde" and had taken delivery of the picture.

On September 17, 1996, the Company's registration statement on Form S-3, registering 2,335,000 shares of Common Stock then outstanding or issuable upon exercise of certain warrants, was declared effective by the Securities and Exchange Commission.

In October 1996, the Company obtained a bridge loan of $800,000 from Morgan Fuller. In March 1997, the Company retired $500,000 of such loan through the issuance of 210,526 shares of Common Stock with warrants and the balance of the loan plus accrued interest was repaid in cash.

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

In September 1997, the Company entered into an agreement with MEI providing the Company with a $450,000 loan facility for working capital purposes ("MEI Loan"). The MEI Loan was subsequently increased to $550,000 The MEI Loan was secured by substantially all of the Company's assets, other than the Company's building which security interest was junior to the security interest of Sanwa Bank. On November 12, 1997, the MEI Loan was repaid in full with the proceeds from a loan facility provided by Chase Bank, and the MEI Loan was terminated.

On November 12, 1997, the Company entered into an agreement with Chase Bank providing the Company with an $8,000,000 loan facility for working capital purposes ("Chase Loan"). The Chase Loan is secured by substantially all of the Company's assets, other than the Company's building. The Chase Loan runs for three years until November 4, 2000. The Chase Loan establishes a "Borrowing Base" comprising: (1) 35% of an independent valuation of the Company's audio library, (2) 85% of the Company's eligible receivables and (3) 30% of the Company's finished goods audio and book inventory. At any time, the Company may borrow up to the Borrowing Base. In addition, the Company may borrow a further $2,000,000 (provided the aggregate amount borrowed does not exceed $8,000,000) with the consent and guarantee of MEI. The Chase Loan provides for interest at the bank prime rate plus 2% per annum or the bank's LIBOR rate plus 3% per annum, at the option of the Company. In addition, unused commitment fees are payable at 1/2% per annum. The Chase Loan contains various covenants to which the Company must adhere including limitations on additional indebtedness, investments, acquisitions, capital expenditures and sale of assets, restrictions on the payment of dividends and distributions to shareholders, and various financial compliance tests. At December 31, 1997, the Company was not in compliance with certain of the financial compliance tests but received a waiver and amendment from Chase Bank. At December 31, 1997, the Company had borrowed $5,250,000 against the facility. In addition, Chase Bank had provided a letter of guarantee for $350,000 in respect of certain litigation.

In February 1998, the Company entered into an agreement with Chase Bank providing the Company with up to $3,000,000 in short-term financing to produce the television motion picture "Futuresport". This loan is secured against "Futuresport" and is expected to be repaid in 1998 with proceeds from the sale of the television motion picture.

The Company has historically experienced significant negative cash flows from operations, including $8,546,000 for 1997 - see "Financial Statements of the Company - Consolidated Statements of Cash Flows". Such negative cash flows have resulted from, among other things, use of working capital for expansion of audio and printed book publishing, development of television programming and the acquisition of theatrical motion picture product. The Company plans to significantly increase the level of activity in both its audio book and television production operations. In addition, the Company will consider acquisitions of properties or libraries or companies in related lines of business. It will be necessary to obtain additional capital in order to accomplish its growth objective. Such additional capital would likely be obtained through sales of equity securities, by obtaining debt financing or through the sale of assets. Even if the Company does not pursue its growth objective, if the Company is unable to realize anticipate revenues or if the Company incurs costs inconsistent with anticipated levels, the Company would either need to obtain additional financing (through the sale of debt or equity securities, by obtaining additional bank financing or through the sale of certain assets), limit its commitments to new projects or possibly curtail its current operations. There is no assurance that any such additional financing will be available on acceptable terms.

The Company's television production activities can affect its capital needs in that the revenues from the initial licensing of television programming may be less than the associated production costs. The ability of the Company to cover the production costs of particular programming is dependent upon the availability, timing and the amount of fees obtained from distributors and other third parties, including revenues from foreign or ancillary markets where available. In any event, the Company from time to time is required to fund at least a portion of its production costs, pending receipt of programming revenues, out of its working capital. Although the Company's strategy generally is not to commence principal photography without first obtaining commitments which cover all or substantially all of the budgeted production costs, from time to time the Company may commence principal photography without having obtained commitments equal to or in excess of such costs. In such circumstances, the Company will be required to fund at least a portion of production and distribution costs, pending receipt of anticipated future revenues, from working capital, from additional debt or equity financings from outside sources or from other financing arrangements, including bank financing. There is no assurance that any such additional financing will be available on acceptable terms. If the Company is unable to obtain such financing, it may be required to reduce or curtail certain operations.


In order to obtain rights to certain properties for the Company's publishing and television operations, the Company may be required to make advance cash payments to sources of such properties, including book authors and publishers. While the Company generally attempts to minimize the magnitude of such payments and to obtain advance commitments to offset such payments, the Company is not always able to do so and there is no assurance it will be able to do so in the future.

The Company's operations in general, and its publishing and television operations in particular, are capital intensive. The Company anticipates, based on currently proposed plans and assumptions relating to its operations and anticipated outcomes of current litigation, that the projected cash flow from operations and available cash resources, including its existing financing arrangements, will be sufficient to satisfy its anticipated cash requirements for the fiscal year ending December 31, 1998. In the event that the Company's plans change, its assumptions change or prove to be inaccurate or the cash flow proves to be insufficient to fund operations (due to unanticipated expenses, delays, problems, difficulties or otherwise), the Company would be required to seek additional financing sooner than anticipated or to curtail its activities.

As of March 30, 1998 the Company's unused sources of funds consisted primarily of approximately $163,000 in cash and $1,000,000 available under the Chase Loan. Any draw-downs of such currently available amounts under the Chase Loan are subject to approval and guarantee by MEI.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. This statement is effective for fiscal years beginning after December 15, 1997.

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. SFAS No. 131 is effective for financial statements for periods beginning after December 31, 1997. The Company has not yet determined whether it has any separately reportable business segments.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits. This Statement is effective for fiscal years beginning after December 15, 1997. Management does not believe that the impact of this statement will be material to the Company's financial statements.

INFLATION

The Company does not believe its business and operations have been materially affected by inflation.

YEAR 2000

Some of the Company's financial business systems were written using two digits, rather than four, to define the applicable year. As a result, those systems have date-sensitive software that recognizes a date "00" as the year 1900 rather than 2000. If not modified or updated, this could cause system failure or miscalculations, potentially resulting in the temporary disruption of operations due to the inability to process certain transactions.

The Company plans to convert its financial business systems to standardized package systems that are 2000 compliant within 1998. The only other critical business system to the Company is the distribution system run by Mercedes Distribution. Mercedes Distribution have assured the Company that their distribution system is 2000 compliant.

The Company has initiated communications with significant suppliers and customers to determine the extent that they may be vulnerable to their own year 2000 issues. Based on the representations on suppliers and customers contacted, management does not believe the Company's continued operation is at risk due to key business partners not addressing the year 2000 issue.

ITEM 7. FINANCIAL STATEMENTS

The financial statements, including notes thereto, required by Item 7 are set forth on the pages indicated in Item 13(a)(1).

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There is hereby incorporated by reference the information appearing under the caption "Directors and Executive Officers" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 1997.

ITEM 10. EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information appearing under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is hereby incorporated by reference the information appearing under the caption "Security Ownership of Certain beneficial Owner and Management" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 1997.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is hereby incorporated by reference the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 1997.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      DOCUMENTS FILED AS PART OF THIS REPORT:

(1) FINANCIAL STATEMENTS                                                                   Page
            Report of KPMG Peat Marwick LLP.................................................F-l

            Balance Sheet at December 31, 1997..............................................F-2

            Statements of Operations for the Years Ended December 31, 1997 and 1996 ........F-3

            Statements of Shareholder's Equity for the Years
            Ended December 31, 1997 and 1996 ...............................................F-4

            Statements of Cash Flows for the Years Ended December 31, 1997 and 1996 ........F-5

            Notes to Financial Statements ..................................................F-7

 (2) EXHIBITS

     EXHIBIT NO.                           DESCRIPTION
     -----------  --------------------------------------------------------------
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

         3.6 Certificate of Amendment of Articles of Incorporation of the Company filed with the Secretary of State of the State of California on December 24, 1996 (filed as Exhibit 3.6 to the
                  Annual Report on Form 10-KSB for the fiscal year ended 1996)

         3.7      Form of Amendment to Bylaws dated as of November 7, 1996
                  (filed as Exhibit 3.7 to the Annual Report on Form 10-KSB for the fiscal year ended 1996)

         3.8      Amended and Restated Bylaws of the Company

         4.1      Specimen common stock certificate of the Company (filed as
                  Exhibit 4.1 to Amendment No. 2 to the Registration Statement
                  ("Amendment No. 2) filed with the Commission on November 29,
                  1994)

         4.2      Specimen Series A Preferred Stock certificate of the Company
                  (filed as Exhibit 4.2 to Amendment No. 2)

         4.3      Form of Certificate of Determination of the Series A Preferred
                  Stock of the Company (filed as Exhibit 4.3 to the Registration
                  Statement)

         4.4 Form of Underwriter's Warrant Agreement (filed as Exhibit 4.4 to the Registration Statement)

         4.5      Form of Warrant Agreement (filed as Exhibit 4.5 to the
                  Registration Statement)

         4.6      Form of Subscription Agreement (filed as Exhibit 4.6 to
                  Amendment No. 1 to the Registration Statement ("Amendment No.
                  1 ") filed with the Commission on November 2, 1994)

         4.7      Placement Agency Agreement dated August 1, 1994 between the
                  Company and Joseph Stevens & Company, LP (filed as Exhibit 4.7 to Amendment No. 1 )

         4.8 Placement Agent Warrant Agreement dated December 24, 1995 between Whale Securities Co., LP and Dove Audio (filed as the same numbered Exhibit to the Annual Report on Form 10-KSB for the fiscal year ended 1995)

     EXHIBIT NO.                           DESCRIPTION
     -----------  --------------------------------------------------------------
         4.9      Placement Agent Warrant (filed as the same numbered Exhibit to the Annual Report on Form 10-KSB for the fiscal year ended
                  1995)

         4.10 Form of Registration Rights Agreement (filed as the same numbered Exhibit to the Annual Report on Form 10-KSB for the fiscal year ended 1995)

         4.11 Form of Common Stock Purchase Warrant (filed as the same numbered Exhibit to the Annual Report on Form 10-KSB for the fiscal year ended 1995)

         4.12 Form of Warrant Agreement dated as of October 1, 1996 (filed as Exhibit 4.12 to the Annual Report on Form 10-KSB for the fiscal year ended 1996)

         4.13 Certificate of Determination of the Series B Preferred Stock of the Company (filed as Exhibit 4.13 to the Annual Report on Form 10-KSB for the fiscal year ended 1996)

         4.14     Warrant Agreement dated as of March 27, 1997 between the
                  Company and Media Equities Intentional, LLC (filed as Exhibit
                  4.14 to the Annual Report on Form 10-KSB for the fiscal year ended 1996)

         4.15 Certificate of Determination of the Series C Preferred Stock of the Company (filed as Exhibit 4.15 to the Annual Report on Form 10-KSB for the fiscal year ended 1996)

         4.16     Warrant Agreement dated as of March 27, 1997 between the
                  Company, Michael Viner and Deborah Raffin Viner (filed as
                  Exhibit 4.16 to the Annual Report on Form 10-KSB for the fiscal year ended 1996)

         4.17 Certificate of Determination of the Series D Preferred Stock of the Company (filed as Exhibit 4.17 to the Annual Report on Form 10-KSB for the fiscal year ended 1996)

         4.18     Form of Warrant Agreement dated as of April 1, 1997 (filed as
                  Exhibit 4.18 to the Annual Report on Form 10-KSB for the fiscal year ended 1996)

         4.19 Certificate of Determination of the Series E Preferred Stock of the Company (filed as Exhibit 4.19 to the Company's Current
                  Report on Form 8-K dated June 10, 1997)

         4.20     Specimen Series E Preferred Stock Certificate of the Company
                  (filed as Exhibit 4.20 to the Company's Current Report on Form
                  8-K dated June 10, 1997)

         4.21 Registration Rights Agreement, dated June 10, 1997, by and among the Company, Michael Viner and Deborah Raffin Viner
                  (filed as Exhibit 4.21 to the Company's Current Report on Form
                  8-K dated June 10, 1997)

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

     EXHIBIT NO.                           DESCRIPTION
     -----------  --------------------------------------------------------------
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

         10.14    Letter Agreement between Pinkwood Properties Corp. and the
                  Company dated February 3, 1994 amending the OfficeLease (filed as Exhibit 10.14 to the Registration Statement)

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

     EXHIBIT NO.                           DESCRIPTION
     -----------  --------------------------------------------------------------
         10.33    Separation Agreement dated as of May 31, 1996 by and between the Company and Dimitri T. Skouras (filed as Exhibit 10.33 to the Annual Report on Form 10-KSB for the fiscal year ended
                  1996)

         10.35    Letter Agreement dated September 12, 1996 between the Company,
                  Michael Viner and Deborah Raffin (filed as Exhibit 10.35 to the Annual Report on Form 10-KSB for the fiscal year ended
                  1996)

         10.36 Financial Advisor Agreement dated as of September 30, 1996 between the Company and Morgan Fuller Capital Group, LLC
                  (filed as Exhibit 10.36 to the Annual Report on Form 10-KSB for the fiscal year ended 1996)

         10.39    Form of First Amendment to the Company's 1994 Stock Incentive
                  Plan dated November 7, 1996 (filed as Exhibit 10.39 to the
                  Annual Report on Form 10-KSB for the fiscal year ended 1996)

         10.40    Stock Purchase Agreement dated as of March 27, 1997 among the
                  Company, Media Equities International, LLC, Michael Viner and
                  Deborah Raffin Viner (filed as Exhibit 10.40 to the Annual
                  Report on Form 10-KSB for the fiscal year ended 1996)

         10.41 Shareholders Voting Agreement dated as of March 27, 1997 by and between Media Equities International, LLC, Michael Viner and Deborah Raffin Viner (filed as Exhibit 10.41 to the Annual
                  Report on Form 10-KSB for the fiscal year ended 1996)

         10.42    Pledge Agreement dated as of March 27, 1997 among Media
                  Equities International, LLC, Michael Viner and Deborah Raffin
                  Viner (filed as Exhibit 10.42 to the Annual Report on Form
                  10-KSB for the fiscal year ended 1996)

         10.45 Employment Termination Agreement, dated June 10, 1997, by and among the Company, Michael Viner and Deborah Raffin (filed as
                  Exhibit 10.45 to the Company's Current Report on Form 8-K dated June 10, 1997)

         10.46 Securities Purchase Agreement, dated June 10, 1997, by and among Media Equities International, LLC, Michael Viner and
                  Deborah Raffin Viner (filed as Exhibit 10.46 to the Company's
                  Current Report on Form 8-K dated June 10, 1997)

         10.47    Loan Agreement, dated as of September 26, 1997, between the
                  Company and Dove Four Point, Inc. and Media Equities
                  International, Inc.

         10.48    Debt Subordination and Intercreditor Agreement, dated
                  September 26, 1997, among the Company, Dove Four Point, Inc.,
                  Media Equities International, Inc. and Sanwa Bank California

         10.49 Security Agreement, dated as of September 26, 1997, between the Company, Dove Four Point, Inc. and Media Equities
                  International, Inc.

         10.50 Copyright Security Agreement, dated as of September 26, 1997, by Dove Four Point, Inc. in favor of Media Equities
                  International, Inc.

         10.51 Copyright Security Agreement, dated as of September 26, 1997 by the Company in favor of Media Equities International, Inc.

     EXHIBIT NO.                           DESCRIPTION
     -----------  --------------------------------------------------------------
         10.52    Credit, Security, Guaranty and Pledge Agreement dated as of
                  November 4, 1997, among the Company, Dove Four Point, Inc.,
                  Dove International, Inc. and The Chase Manhattan Bank, as
                  Lender (the "Credit Agreement")

         10.53 Copyright Security Agreement dated as of November 4, 1997 by the Company, Dove Four Point, Inc. and Dove International,
                  Inc. in favor of The Chase Manhattan Bank (the "Copyright
                  Security Agreement")

         10.54    Security Agreement, dated as of November 4, 1997 between the
                  Company and Media Equities International

         10.55 Subordination Agreement, dated as of November 4,1997, among the Company, Dove International, Inc. and Dove Four Point,
                  Inc., Terrence A. Elkes, Kenneth F. Gorman, Ronald Lightstone,
                  John T. Healy, and Bruce Maggin, Media Equities International,
                  LLC and The Chase Manhattan Bank.

         10.56 Contribution Agreement, dated as of November 4, 1997, among, the Company Dove Four Point, Inc. and Dove International, Inc.

         10.57 Fee Agreement, made as of November 4, 1997 between the Company and Media Equities International, LLC.

         10.58    Employment Agreement, dated as of February 4, 1998 between the
                  Company and Ronald Lightstone

         10.59 Supplement No. 1 to the Copyright Security Agreement dated as of February 20, 1998 by Dove Four Point, Inc. in favor of The
                  Chase Manhattan Bank

         10.60    Amendment No. 1 to the Credit Agreement, dated as of February
                  27, 1998, between the Company, Dove International, Inc., Dove
                  Four Point, Inc. and The Chase Manhattan Bank

         10.61    Amendment No. 2 to the Credit Agreement, dated as of April 1,
                  1998, between the Company, Dove International, Inc., Dove Four
                  Point, Inc.

         10.62    Form of Publishing Agreement (1997)

         10.63    Form of Artist Agreement (1997)

         10.64    Form of Executive Publication Agreement

         21 Subsidiaries of Dove (filed as Exhibit 21 to the Annual Report on Form 10-KSB for the fiscal year ended 1995) 23 Consent of KPMG Peat Marwick LLP

         27       Financial Data Schedule

(b) REPORTS ON FORM 8-K.

None.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of Dove Entertainment, Inc.

We have audited the accompanying consolidated balance sheet of Dove Entertainment, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dove Entertainment, Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.

                                                   KPMG PEAT MARWICK LLP



Los Angeles, California

April 3, 1998

                            DOVE ENTERTAINMENT, INC.
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1997

                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                              $    302,000
  Accounts receivable, net of allowances of $1,125,000                      2,073,000
  Inventory                                                                 3,037,000
  Film costs - note 6                                                         928,000
  Prepaid expenses and other assets                                           504,000
                                                                         ------------
    Total current assets                                                    6,844,000

NON-CURRENT ASSETS
  Production masters - note 5                                               1,527,000
  Film costs, net - note 6                                                    716,000
  Property and equipment, net - note 4                                      3,935,000
  Goodwill and other assets                                                 6,049,000
                                                                         ------------
    Total non-current assets                                               12,227,000
                                                                         ------------
    Total assets                                                         $ 19,071,000
                                                                         ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                  $  6,672,000
  Notes payable - note 8                                                       47,000
  Due to related party - note 9                                               150,000
  Royalties payable                                                           633,000
  Advances and deferred income                                                524,000
  Accrued dividends                                                           376,000
                                                                         ------------
    Total current liabilities                                               8,402,000

NON-CURRENT LIABILITIES
  Notes payable, less current portion - note 8                              7,033,000
  Accrued liabilities                                                         824,000
                                                                         ------------
    Total non-current liabilities                                           7,857,000
                                                                         ------------
    Total liabilities                                                      16,259,000

COMMITMENTS AND CONTINGENCIES - note 10
LIQUIDITY - note 16

SHAREHOLDERS' EQUITY - note 11
  Preferred stock $.01 par value; 2,000,000 shares authorized and 220,033 shares issued and outstanding, liquidation
    preference $7,152,000                                                       2,000

  Common stock $.01 par value; 20,000,000 shares authorized and
    6,341,544 shares issued and outstanding                                    63,000
  Additional paid-in capital                                               28,029,000
  Accumulated deficit                                                     (25,282,000)
                                                                         ------------
    Total shareholders' equity                                              2,812,000
                                                                         ------------
    Total liabilities and shareholders' equity                           $ 19,071,000
                                                                         ============



           See accompanying notes to consolidated financial statements

                            DOVE ENTERTAINMENT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     For the Years Ended December 31,
                                                                    ---------------------------------
                                                                         1997                 1996
                                                                    ------------         ------------
Revenues - Note 12
  Publishing, net                                                   $  6,800,000         $ 11,586,000
  Film                                                                 9,872,000           15,267,000
                                                                    ------------         ------------
                                                                      16,672,000           26,853,000
Less:  Cost of sales
  Publishing                                                           9,164,000           11,353,000
  Film                                                                11,979,000           11,855,000
                                                                    ------------         ------------
                                                                      21,143,000           23,208,000
                                                                    ------------         ------------
                                                                      (4,471,000)           3,645,000

 Less:  Selling, general and administrative expenses- Note 9           9,898,000           10,089,000
          Employee separation costs                                    1,614,000                   --
                                                                    ------------         ------------
                                                                      11,512,000           10,089,000
                                                                    ------------         ------------
Loss from operations                                                 (15,983,000)          (6,444,000)

Less:  Interest expense, net                                             358,000              197,000
                                                                    ------------         ------------
Loss before income taxes                                             (16,341,000)          (6,641,000)

Less:  Income tax expense - Note 7                                       229,000               32,000
                                                                    ------------         ------------
Net loss                                                            $(16,570,000)        $ (6,673,000)
                                                                    ============         ============

Basic and diluted loss attributable to common shareholders          $(19,018,000)        $ (6,742,000)
                                                                    ============         ============



Basic and diluted loss per common share                             $      (3.27)        $      (1.31)
                                                                    ============         ============

Weighted average number of common and  common
    equivalent shares outstanding                                      5,819,000            5,138,000
                                                                    ============         ============



          See accompanying notes to consolidated financial statements

                            DOVE ENTERTAINMENT, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997

                                                                                    Additional
                           Preferred Stock                  Common Stock              Paid-in       Accumulated
                        Shares          Amount          Shares         Amount         Capital         Deficit          Total
                     ------------    ------------    ------------   ------------   ------------    ------------    ------------
January 1, 1996           214,113    $    856,000       4,663,853   $     47,000   $ 13,265,000    $ (1,665,000)   $ 12,503,000
Net loss                                                                                             (6,673,000)     (6,673,000)
Sale of common stock           --              --         220,313          2,000      1,545,000              --       1,547,000
Acquisition of Four
   Point Entertainment         --              --         387,274          4,000      4,789,000              --       4,793,000
Exercise of warrants           --              --           1,800             --             --              --              --
Accrued preferred
   stock dividend              --              --              --             --             --         (69,000)        (69,000)
                     ------------    ------------    ------------   ------------   ------------    ------------    ------------
December 31, 1996         214,113         856,000       5,273,240         53,000     19,599,000      (8,407,000)     12,101,000

Net loss                       --              --              --             --             --     (16,570,000)    (16,570,000)
Terms of preferred
   stock revised               --        (854,000)             --             --        854,000                              --
Issuance of common
  stock in payment of
  debt, vendors, legal
  settlements and
  publishing rights            --              --         778,304          7,000      1,727,000                       1,734,000
Issuance of
  preferred stock           5,920              --              --             --      5,789,000                       5,789,000
Escrow common stock
  released as part of
  litigation settlement        --              --          40,000             --         60,000                          60,000
Exercise of options            --              --         250,000          3,000             --                           3,000
Accrued preferred
  stock dividend               --              --              --             --             --        (305,000)       (305,000)
                     ------------    ------------    ------------   ------------   ------------    ------------    ------------
December 31, 1997         220,033    $      2,000       6,341,544   $     63,000   $ 28,029,000    $(25,282,000)   $  2,812,000
                     ============    ============    ============   ============   ============    ============    ============

See accompanying notes to consolidated financial statements

                            DOVE ENTERTAINMENT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          For the Years Ended December 31,
                                                         ---------------------------------
                                                             1997                 1996
                                                         ------------         ------------
OPERATING ACTIVITIES
  Net loss                                               $(16,570,000)        $ (6,673,000)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation                                                513,000              321,000
  Amortization of goodwill                                    253,000              164,000
  Amortization of production masters                        4,338,000            4,196,000
  Amortization of film costs                               10,235,000           11,855,000
  Changes in operating assets and liabilities
    Accounts receivable                                       201,000             (309,000)
    Inventory                                               1,000,000             (332,000)
    Prepaid expenses                                         (159,000)             173,000
    Expenditures for production masters                    (2,462,000)          (4,366,000)
    Film costs                                             (8,184,000)         (10,393,000)
    Accounts payable and accrued expenses                   1,582,000            3,126,000
    Royalties payable                                          99,000              193,000
    Income taxes                                              727,000              (81,000)
    Advances and deferred revenue                            (637,000)          (2,069,000)
    Other                                                     373,000              (13,000)
                                                         ------------         ------------
       Net cash used in operating activities               (8,691,000)          (4,208,000)
                                                         ------------         ------------

INVESTING ACTIVITIES
  Acquisition of Four Point Entertainment                          --           (2,500,000)
  Purchase of marketable securities                                --             (214,000)
  Sale of marketable securities                                    --              359,000
  Purchases of property and equipment                        (166,000)            (303,000)
  Proceeds from the sale of equipment                          26,000                   --
                                                         ------------         ------------
    Net cash used in investing activities                    (140,000)          (2,658,000)
                                                         ------------         ------------

FINANCING ACTIVITIES
  Proceeds from sale of common stock                               --            1,547,000
  Proceeds from sale of preferred stock                     5,113,000                   --
  Proceeds of bank borrowings                               5,800,000            1,020,000
  Repayments of bank borrowings and notes payable          (2,173,000)            (257,000)
  Proceeds from exercise of common stock options                3,000                   --
                                                         ------------         ------------
    Net cash provided by financing activities               8,743,000            2,310,000
                                                         ------------         ------------
    Net decrease in cash and cash equivalents                 (88,000)          (4,556,000)
Cash and cash equivalents at beginning of year                390,000            4,946,000
                                                         ------------         ------------
Cash and cash equivalents at end of year                 $    302,000         $    390,000
                                                         ============         ============



           See accompanying notes to consolidated financial statements

                             DOVE ENTERTAINMENT, INC
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)

                                                                    For the Years Ended December 31,
                                                                   ---------------------------------
                                                                        1997                 1996
                                                                   ------------         ------------
SUPPLEMENTAL CASH FLOW INFORMATION
  NON-CASH TRANSACTIONS:
  Acquisition of Four Point Entertainment, Inc.:
    Assets acquired                                                $         --         $ 10,229,000
    Liabilities assumed                                                      --           (2,936,000)
    Issuance of Common Stock                                                 --           (4,793,000)
                                                                   ------------         ------------
    Net cash paid                                                  $         --         $  2,500,000
                                                                   ============         ============

  Cash paid for interest                                           $    319,000         $    278,000
  Refunds received for income taxes                                $    555,000         $         --
  Film cost acquired in exchange for payable
    related party                                                  $         --         $    500,000
  Common stock issued as payment for debt vendor,                  $         --         $         --
    legal settlements and publishing rights                        $  1,727,000         $         --
  Preferred stock issued as payment for expenses, loans and
    commissions payable to former officers of the Company          $    676,000         $         --

  Preferred stock dividends accrued                                $    305,000         $     69,000
                                                                   ============         ============



           See accompanying notes to consolidated financial statements

                            DOVE ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

Dove Entertainment, Inc. is a diversified entertainment company primarily engaged in publication of audio and printed books, the production of television programming through its wholly-owned subsidiary Dove Four Point, Inc. ("Dove Television"), and the distribution of feature films and television product, both domestically and internationally.

The Company acquires audio publishing rights for specific titles or groups of titles for audio production and distribution, primarily in the United States of America.

Dove Television is an independent production company which develops and produces television productions for which rights are controlled by Dove Television. In addition, Dove Television is often engaged as a producer-for-hire in connection with a creative concept and literary property owned by another party to produce all forms of television productions, including pilots, series, telefilms, miniseries, talk shows and game shows for network, cable and syndicated production.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECOGNITION OF PUBLISHING REVENUE

Revenues from publishing, including the sale of audio books (net of provisions for estimated returns and allowances), and related royalties payable are recognized upon shipment of the product. The Company records an allowance for future returns based on anticipated return rates. The activity relating to the allowance for returns during the years ended December 31, 1997 and 1996 was as follows:

                                                   Years Ended December 31,
                                              ---------------------------------
                                                  1997                  1996
                                              -----------           -----------
Balance at beginning of year                  $ 1,825,000           $ 2,132,000
Provision for returns                           6,025,000             9,119,000
Actual returns                                 (6,815,000)           (9,426,000)
                                              -----------           -----------
Balance at end of year                        $ 1,035,000           $ 1,825,000
                                              ===========           ===========

The activity relating to the allowance for doubtful accounts during the years ended December 31, 1997 and December 31, 1996 was as follows:

                                                    Years Ended December 31,
                                                 ------------------------------
                                                      1997                 1996
                                                 ---------            ---------
Balance at beginning of year                     $ 170,000            $      --
Provision for doubtful debts                        90,000              552,000
Write-offs                                        (170,000)            (382,000)
                                                 ---------            ---------
Balance at end of year                           $  90,000            $ 170,000
                                                 =========            =========

CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities to the Company of three months or less to be cash equivalents.

INVENTORY

Inventory, consisting primarily of recorded audio cassettes and printed books, is valued at the lower of cost or market, determined using the first-in, first-out method. Periodically, management reviews inventory on a title-by-title basis. The Company expenses through cost of sales, inventory that management believes will not be sold.

PRODUCTION MASTERS

Production masters are stated at cost net of accumulated amortization. Costs incurred for production masters, including non-refundable advances, royalties paid to authors and readers, as well as recording and design costs, are capitalized and amortized commencing from the time a title is initially released, consistent with the estimated timing of revenue for a title. Prior to January 1, 1997, for printed book titles, this had generally resulted in amortization of approximately 80% of a title's production master costs in the initial quarter of release, with the remaining 20% amortized in the fifth quarter following release. Beginning January 1, 1997, the Company accelerated the amortization of costs on printed book titles so that 80% of a title's production master costs were amortized in the initial quarter of release with the remaining 20% amortized over the following three quarters. This charge has no significant financial impact. Audio book titles are amortized on a quarter-by-quarter basis over a two-year period resulting in approximately 80% of such audio title's production master cost being amortized in the first twelve months of release. Any portion of production masters which are not estimated to be fully recoverable from future revenues are charged to amortization expense in the period in which such loss becomes evident.

TELEVISION AND FILM REVENUES AND COSTS

Television programming and film costs, which include development, production and acquisition costs, are capitalized and amortized, and participations and royalties are accrued, in accordance with the individual-film-forecast method in the proportion that current year's revenue bears to the estimated total revenues from all sources.

These costs are stated at the lower of unamortized costs or estimated realizable value on an individual program or film basis. Revenue forecasts for television programs and films are periodically reviewed by management and revised if warranted by changing conditions. If estimates of total revenue indicate that a television program or film will result in an ultimate loss, the loss is recognized currently.

Revenues from the distribution of television programming and theatrical films are recognized upon availability of the completed film to the broadcaster or the Company's distributors. The Company licenses distribution rights to distributors and has not recognized any revenue from the direct distribution of theatrical films. Deferred revenues arise when distributors or broadcasters make advances to the Company prior to the date of revenue recognition.

Revenues from producer-for-hire contracts are recognized on a percentage-of-completion method, measured by the percentage of costs completed to date to estimated total cost for each contract. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109 . In accordance with SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial and tax reporting basis of the Company's assets and liabilities.

GOODWILL

Goodwill, representing the excess of the purchase price of Dove Television over its net assets, is included in other assets and is being amortized over a twenty-five year period. Goodwill amounted to $5,960,000 net of accumulated amortization of $914,000 at December 31, 1997.

Management continuously monitors and evaluates the realizability of recorded intangibles to determine whether their carrying values have been impaired. In evaluating the value and future benefits of intangible assets, their carrying value is compared to management's best estimates of undiscounted future cash flows over the remaining amortization period. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets. The Company believes that the carrying value of the recorded intangibles is not impaired.

PROPERTY AND EQUIPMENT

Property and Equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of assets as follows:

         Building                                                                 39 years
         Furniture, fixtures and equipment                                        5 - 7 years

Leasehold improvements are amortized over the estimated useful life or the remaining lease term, whichever is less.

NET LOSS PER COMMON SHARE

SFAS No. 128, "Earnings per Share", is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 replaces Accounting Principles Board Opinion ("APB") No. 15 and simplifies the computation of earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company, similar to fully diluted EPS under APB No. 15. The statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. The Company adopted SFAS No. 128 for the financial statements ended December 31, 1997. SFAS No. 128 had no impact on the previously reported loss per share. Dilutive securities (described in note 11) have been omitted from the diluted calculation since they are antidilutive. The net loss utilized in the calculation of net loss per common share is increased by accrued dividends on Preferred Stock of $305,000 and imputed dividends of $2,143,000 on Preferred Stock issued during 1997. Such imputed dividend has been treated as an increase and decrease to Additional Paid-in Capital.

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

STOCK OPTION PLAN

Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of the grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

RECLASSIFICATION

Certain prior year accounts have been reclassified to conform to the current year's presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. This statement is effective for fiscal years beginning after December 15, 1997.

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. SFAS No. 131 is effective for financial statements for periods beginning after December 31, 1997. The Company has not yet determined whether it has any separately reportable business segments.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits. This Statement is effective for fiscal years beginning after December 15, 1997. Management does not believe that the impact of this statement will be material to the Company's financial statements.

NOTE 3 - CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's cash deposits periodically exceed federally insured limits. Based on the quality of the depository institutions at which the Company's cash deposits are maintained from time to time, management does not believe the Company faces an unacceptable credit risk.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, other notes payable and advances and deferred income approximate fair value because of the short maturity of those instruments. The carrying amount of the mortgage note payable approximates fair value. The fair value of long term debt approximates its carrying value due to its variable interest rate.

NOTE 4 - PROPERTY AND EQUIPMENT

A summary of property and equipment at December 31, 1997 is as follows:

Land                                                                  $  502,000
Building                                                               2,147,000
Furniture, fixtures and equipment                                      2,428,000
Leasehold improvements                                                     6,000
                                                                      ----------
  Total                                                                5,083,000
Less:  Accumulated depreciation and amortization                       1,148,000
                                                                      ----------
                                                                      $3,935,000
                                                                      ==========

NOTE 5 - PRODUCTION MASTERS

Production masters, net of accumulated amortization of $4,226,000 at December 31, 1997 consist of the following:

Released titles                                                       $1,168,000
Unreleased titles                                                        359,000
                                                                      ----------
Total                                                                 $1,527,000
                                                                      ==========


NOTE 6 - FILM COSTS

Film costs, net of accumulated amortization of $4,707,000 at December 31, 1997 consist of the following:

Current:      Television and theatrical projects in production       $  928,000
Non-current:  Television and theatrical projects released less
              accumulated amortization                                  716,000
                                                                     ----------
Total                                                                $1,644,000
                                                                     ==========


As of December 31, 1997 approximately 90% of the unamortized balance of film costs will be amortized within the next three-year period based upon the Company's revenue estimates at that date.

NOTE 7 - INCOME TAXES

The provision for income taxes is as follows:

                                                     Years Ended December 31,
                                                  ------------------------------
                                                    1997                  1996
                                                  --------              --------
Current tax expense
  Federal                                         $     --              $     --
  State                                                 --                    --
                                                  --------              --------
  Total current                                         --              $     --
Deferred tax expense
  Federal                                          229,000                24,000
  State                                                 --                 8,000
                                                  --------              --------
  Total deferred                                   229,000                32,000
                                                  --------              --------
                                                  $229,000              $ 32,000
                                                  ========              ========


Net deferred tax assets at December 31, 1997 is comprised of the following:

Deferred tax assets:
  Net operating loss carryforward                                   $ 6,539,000
  Sales returns reserve                                                 249,000
  Inventory reserve                                                     270,000
  Film amortization reserve                                             561,000
  Accrued expenses                                                      690,000
  Royalty payable                                                       271,000
  Deferred income                                                       224,000
  State taxes                                                           468,000
  Other                                                                 137,000
                                                                    -----------
  Total                                                               9,409,000
  Valuation allowance                                                (9,409,000)
                                                                    -----------
    Net deferred taxes                                              $         0
                                                                    ===========

SFAS No. 109 requires that a valuation allowance be recorded against tax assets which are not likely to be realized. Due to the uncertainty of their ultimate realization based upon past earnings performance and the expiration dates of carryforwards, the Company has established a valuation allowance against these tax assets except to the extent that they are realizable through carrybacks. Realization of additional amounts is entirely dependent upon future earnings in specific tax jurisdictions. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carryforwards will be recorded in future operations as a reduction of the Company's income tax expense.

Net operating loss carryforwards expire as follows:

         Year ending December 31,
           2011                                                     $ 1,989,000
           2012                                                       4,550,000
                                                                    -----------
           Total                                                    $ 6,539,000
                                                                    ===========

The provision for income taxes differs from amounts computed by applying the statutory federal income tax rate to income before income taxes for the years ended December 31, 1997 and 1996, respectively, as a result of the following differences:

                                                         Years Ended December 31,
                                                     --------------------------------
                                                         1997                1996
Federal income tax expense (benefit) based
  on federal statutory rates                         $(5,556,000)        $(2,336,000)

Increase (reduction) in taxes resulting from:
  State income taxes                                    (786,000)           (230,000)
  Non-deductible expenses                                 72,000             112,000
  Increase in valuation allowance                      6,499,000           2,486,000
                                                     -----------         -----------
                                                     $   229,000         $    32,000
                                                     ===========         ===========

NOTE 8 - NOTES PAYABLE

Notes payable at December 31, 1997 consist of the following:


Current portion of long term mortgage note payable                    $   47,000

Non-current notes payable:
  Chase Manhattan Bank revolving credit loan                           5,250,000
  Long-term mortgage note payable, less current portion                1,783,000
                                                                      ----------
  Total non-current notes payable                                      7,033,000
                                                                      ----------
  Total notes payable                                                 $7,080,000
                                                                      ==========

Maturity of notes payable:
  Year Ending December 31,
    1998                                                                  47,000
    1999                                                                  49,000
    2000                                                               5,303,000
    2001                                                               1,681,000
                                                                      ----------
                                                                      $7,080,000

In April 1996, the Company refinanced its $1,900,000 mortgage note which the Company borrowed from the seller in conjunction with the acquisition of its new office building. The loan from Asahi Bank of California is secured by a deed of trust on such building and bears interest at a fixed rate of 8% per annum. The loan matures in April

2001 and provides for a 20 year maturity amortization payment rate through April 2001 with a repayment of the remaining outstanding principal amount at that time.

In August 1996, the Company refinanced the Company's existing revolving line of credit and term loan with Sanwa Bank California ("Sanwa Bank") with a $1,365,000 term loan from Sanwa Bank. On September 1, 1996, the Company began making principal and interest payments based on a five year amortization schedule with a repayment of the remaining outstanding principal on August 1, 1997. In addition, the Company borrowed a further $220,000 with a short-term bridge loan which was repaid on October 7, 1996. Both loans were secured by the Company's assets, other than the Company's building, and were guaranteed by two former principal shareholders/officers of the Company ("Former Principals"). The Sanwa Bank loan had various covenants with which the Company was required to adhere, including restrictions on payment of dividends, additional indebtedness, change in the nature of business, financial covenants including minimum tangible net worth, current ratio, debt service coverage ratio and debt to net worth ratio and restrictions on mergers or acquisitions. The Company was not in compliance with certain of such financial covenants as of December 31, 1996 and at certain times during the year ended December 31, 1997, but received waivers from compliance from Sanwa Bank on each occasion. The balance of the Sanwa Bank loan was repaid on November 12, 1997 with proceeds from a loan facility provided by The Chase Manhattan Bank ("Chase Bank"), and the Sanwa Bank facility was terminated.

In September 1997, the Company entered into an agreement with Media Equities International, L.L.C. ("MEI") providing the Company with a $450,000 loan facility for working capital purposes ("MEI Loan"). The MEI Loan was subsequently increased to $550,000. MEI is a substantial shareholder of the Company, see Note 9 - Related Party Transactions and Note 11 - Capital Activities. The MEI Loan was secured by substantially all of the Company's assets, other than the Company's building, which security interest was junior to the security interest of Sanwa Bank. The MEI Loan provided for interest at 10% per annum, payable monthly and to be repaid in full in the event that the Company refinanced the term loan with Sanwa Bank. On November 12, 1997, the MEI Loan was repaid in full with the proceeds from a loan facility provided by Chase Bank, and the MEI Loan was terminated.

On November 12, 1997, the Company entered into an agreement with Chase Bank providing the Company with an $8,000,000 loan facility for working capital purposes ("Chase Loan"). The Chase Loan is secured by substantially all of the Company's assets, other than the Company's building. The Chase Loan runs for three years until November 4, 2000. The Chase Loan establishes a "Borrowing Base" comprised of: (1) 35% of an independent valuation of the Company's audio library, (2) 85% of the Company's eligible receivables and (3) 30% of the Company's finished goods audio and book inventory. At any time, the Company may borrow up to the Borrowing Base. In addition, the Company may borrow an additional $2,000,000 (provided the aggregate amount borrowed does not exceed $8,000,000) with the consent and guarantee of MEI. The Chase Loan provides for interest at the bank prime rate (8-1/2% at December 31, 1997) plus 2% per annum or the bank's LIBOR rate (5.69% six month rate at December 31, 1997) plus 3% per annum, at the option of the Company. Both rates are applicable to Company draw-downs on the Chase Loan at December 31, 1997. In addition, unused commitment fees are payable at -1/2% per annum. The Chase Loan contains various covenants to which the Company must adhere including limitations on additional indebtedness, investments, acquisitions, capital expenditures and sale of assets, restrictions on the payment of dividends and distributions to shareholders, and various financial compliance tests. At December 31, 1997, the Company was not in compliance with certain of the financial compliance tests but received a waiver and amendment from Chase Bank. At December 31, 1997, the Company had borrowed $5,250,000 against the facility. In addition, Chase Bank had provided a letter of credit for $350,000.

NOTE 9 - RELATED PARTY TRANSACTIONS

As of January 1, 1995, the Company entered into employment agreements with the Former Principals which were to expire in December 1999. The agreements originally provided for aggregate compensation to the Former Principals of no less than a combined total of $345,000 per year, plus benefits such as health insurance and an automobile allowance and a combined non-accountable expenses of $75,000 per year. In addition, the Former Principals were entitled to an annual salary increase and bonus subject to certain limitations agreed upon with the underwriter of the Company's initial public offering at the discretion of the Company's Board. The Board approved an increase in the salary portion of the employment agreements with the Former Principals to a combined total of $562,000 per year for 1996. On June 10, 1997, the Former Principals entered into a Securities Purchase

Agreement with MEI whereby they sold all their Preferred Stock and a portion of their common stock to MEI. Concurrently each of the Former Principals resigned as officers and directors of the Company and its subsidiaries pursuant to an employment termination agreement ("Termination Agreement").

Pursuant to the Termination Agreement, and in consideration for the settlement of their respective employment agreements, the Former Principals are entitled to each receive combined monthly payments ("the Payments") of approximately $25,000, and medical insurance for 60 months. In addition, they are entitled to each receive a car allowance for 24 months and reimbursements for certain medical and business expenses. Certain payments under, and other provisions of, the Termination Agreement are subject to arbitration proceedings. See Note 10 - Commitments and Contingencies.

To secure the Payments, the Company has issued into escrow 1,500 shares of its Series E Preferred Stock, convertible into shares of Common Stock to the extent set forth in the Certificate of Determination for the Series E Preferred Stock. The Series E Preferred Stock will be held in escrow and will not be released to the Former Principals except in the event of a default in the Payments by the Company. In the event of a default in the Payments by the Company, the Series E Preferred Stock will be released to the Former Principals, as the case may be, in an amount equal to the portion of the Payments unpaid as a result of default divided by the stated value of the Series E Preferred Stock. The Former Principals have registration rights pursuant to a registration rights agreement, dated June 10, 1997, among the Company and the Former Principals with respect to any Series E Preferred Stock received by them.

In addition to full-time salary and payments pursuant to the Termination Agreement, the Company made the following payments to the Former Principals:

                                                                      Years Ended December 31,
                                                                     ------------------------
                                                                       1997            1996
                                                                       ----            ----

Reimbursement of condominium rental                                  $  2,000        $ 14,000
Accrued non-accountable expenses paid                                 181,000              --
Automobile lease, insurance and repair payments                        15,000          20,000
Medical expense and life insurance reimbursements                       1,000           4,000
Executive producer fees and per-diem in respect of
television productions                                                103,000         290,000
Writing services                                                       11,000              --
Interest in respect of partial funding of  "Wilde", see below          13,000              --
         Commission in respect of "Wilde", see below                   75,000              --
                                                                     --------        --------
                                                                     $401,000        $328,000
                                                                     ========        ========

The above amounts were all paid or incurred prior to the date of the Termination Agreement.

In September 1996, 50,000 options to purchase Common Stock at an exercise price of $2.74 were issued to each of the Former Principals. These options have since been terminated or expired.

In May 1996, the Company's wholly owned subsidiary, Dove International, Inc. ("Dove International") entered into an agreement to acquire United States and English-speaking Canadian distribution rights in the production of the movie "Wilde" (the "Picture"). As part of the financing of the Picture, one of the Former Principals personally guaranteed $1,000,000 of Dove International's payment obligations and personally deposited $500,000 at Guinness Mahon & Co. Ltd. ("Guinness Mahon") (and pledged the deposit plus interest thereon) to secure Dove International's payment obligations in respect of the Picture. In consideration for agreeing to pledge the deposit, the producers of the Picture and Dove International agreed that one of the Former Principals would receive a 5% commission, up to a maximum of $120,000, payable from 5% of 100% of the gross receipts from North American distribution. As partial consideration for the acquisition by the Former Principals of Series C Preferred Stock and warrants to acquire Common Stock of the Company (see Note 11 to the Consolidated Financial Statements), the Company's obligation to repay one of the Former Principals the $500,000 deposit made with Guinness Mahon and to repay one of the Former Principals the 5% commission on proceeds from the Picture were released.

In August 1996, the Former Principals personally guaranteed the Company's obligations to Sanwa Bank to a maximum principal amount of $1,600,000 in order to avoid an event of default on such obligations. On November 12, 1997 such obligation to Sanwa Bank was repaid by the Company and the guarantee was canceled.

Pursuant to a purported agreement, dated May 16, 1996, Mr. Leider, then a director of the Company, was to provide management consulting services to the Company until the Company and Mr. Leider mutually agreed to terminate such agreement. Such purported agreement provided for an annual compensation of $125,000 payable monthly in arrears. Under the terms of such purported agreement, Mr. Leider was granted options to purchase 50,000 shares of Common Stock with an exercise price of $3.50 per share. These options have since expired. The Company is challenging the validity of such purported agreement.

Pursuant to a purported severance agreement, dated September 4, 1996, if Mr. Leider's consultancy pursuant to the above referenced agreement is terminated, the Company may be required to pay all amounts accrued through the date Mr. Leider is terminated and his consulting compensation for a period of time following the date of termination. Further, the purported agreement provides that if Mr. Leider's consultancy is terminated for any reason other than death, disability, retirement or for cause, as defined in the agreement, or Mr. Leider terminates his consultancy within three months of any of the following: (i) assignment of duties materially inconsistent with his status with the Company or a material change in his reporting responsibilities, (ii) material reduction of Mr. Leider's consulting compensation, (iii) subsequent to an Event, failure by the Company to continue any benefit or compensation in which Mr. Leider is participating at the time of the Event or (iv) any purported termination of Mr. Leider's consultancy effected pursuant to a Notice of Termination, as defined in the agreement, and such termination is not valid or effective; then Mr. Leider may be entitled to all amounts accruing to him as of the date of such termination and his consulting compensation for up to six months following the date of termination. These options have since expired. The Company is challenging the validity of such purported agreement.

Mr. Leider's consultancy with the Company was terminated on September 12, 1997 and in October 1997 he resigned as a director of the Company.

The Company made the following payments to Mr Leider:

                                                                    Years Ended December 31,
                                                                    ------------------------
                                                                      1997            1996
                                                                    --------        --------
Consulting retainer fees                                            $ 52,000        $ 83,000
Executive producer fees in respect of television productions              --          75,000
                                                                    --------        --------
                                                                    $ 52,000        $158,000
                                                                    ========        ========

Pursuant to a purported employment agreement with Steven Soloway, Mr. Soloway was provided a base salary of $125,000 per year with an annual increase of at least 10% per annum and was granted options to purchase 30,000 shares of Common Stock pursuant to the terms of the Company's 1994 Stock Incentive Plan ("the
Plan) with an exercise price of $2.50 per share. Such purported agreement contained various provisions related to early termination and change of ownership of the Company's outstanding shares of Common Stock. In June 1997, Mr. Soloway's employment with the Company ended and on July 30, 1997, Mr. Soloway resigned from the Board.

As part of the Stock Purchase Agreement, the Company and MEI agreed to the terms of a three year consulting arrangement with MEI which arrangement commenced on April 1, 1997. MEI has agreed to provide substantial general management consulting advice including but not limited to, financial (including assisting in obtaining bank financing), television and film distribution and business affairs. As compensation for such services and advice, the Company will pay MEI $300,000 per year, of which $200,000 will be payable in cash on a quarterly basis in advance and the remaining $100,000 will be paid in shares of Common Stock valued at the current market value on the date of payment, payable quarterly in arrears. During the year ended December 31, 1997, the Company paid $75,000 and accrued $75,000 for such services. In January, 1998, the Company and MEI agreed that the balance owing in respect of consulting services for the year ended December 31, 1997 would be paid in shares of Common Stock. The Company and MEI further agreed that consulting fees in respect of 1998 would be paid $100,000 in cash and the balance of $200,000 in shares of Common Stock.

In September 1997, the Company entered into an agreement with MEI for a $450,000 loan, subsequently extended to $550,000. This loan was repaid in November 1997 - see note 8 Notes Payable.

Pursuant to Guaranty Agreements each dated as of November 4, 1997, each of the principals of MEI (i.e. Messrs. Elkes, Gorman, Healy, Maggin and Lightstone) have agreed to guaranty the obligations of the Company under the Chase Loan in an amount not to exceed to lesser of $2,000,000 and the outstanding principal of and any interest on all loans made under the credit facility in excess of the borrowing base. Each MEI principal guarantees an amount not to exceed the product of 110% of such principal's ownership interest in MEI multiplied by the aggregate amount guaranteed. The Company is not permitted to borrow any amounts under the Chase Loan in excess of the borrowing base without the prior written approval of MEI. The Company has agreed to pay MEI a fee of $25,000 for such guaranty by its principals. In order to secure the repayment of any amounts the MEI principals may be required to pay to Chase Bank under the guarantees, MEI has been granted a security interest in substantially all of the assets of the Company, other than the Company's building. Such security interest is junior to the security interest of Chase Bank which secures the Company's obligations under the Chase Loan.

The Company acquired audio book rights for fifteen titles which were written by a substantial shareholder. The Company recorded the following net audio sales (net of returns) from these titles:

                                           Years Ended December 31,
                                           ------------------------
                                             1997          1996
                                           ---------    ---------
                                           $ 610,000    $ (74,000)
                                           =========    =========

In 1997, the Company agreed to issue 50,000 shares of Common Stock to the substantial shareholder for certain rights to future titles. In August 1997, the Company issued 200,000 shares of Common Stock to the substantial shareholder for further rights to future titles and certain rights on past titles.

During the fiscal years ended December 31, 1996 and December 31, 1997, the Company made the following payments in respect of audio duplication to Tin Man Enterprises which was an affiliate of Mr. A Bussen, a substantial shareholder from June 10, 1997 until August 1997:

                                          Years Ended December 31,
                                         --------------------------
                                             1997           1996
                                         -----------    -----------
                                         $ 1,885,000    $ 1,766,000
                                         ===========    ===========

In September 1996, the Company entered into a consulting agreement with a director whereby the director was to provide certain financial consulting and investment banking services to the Company. Such agreement provided for compensation of $3,000 per month, options to purchase 10,000 shares of Common Stock, certain contingent compensation based on financing arranged by such director for the Company and customary expense reimbursement. The agreement was terminable by either party upon 30 days notice. Such agreement was terminated effective February 28, 1997.

In January 1998, the Company and Mr. Ronald Ziskin agreed to cancel and option to purchase 300,000 shares of Common Stock at an exercise price of $11.00 and in lieu thereof, the Company will grant Mr. Ziskin the option to purchase 150,000 shares of Common Stock at an exercise price of $1.50 per share. Pursuant to an employment agreement dated as of February 4, 1998, Ronald Lightstone is employed by the Company as its President and Chief Executive Officer. The term of Mr. Lightstone's employment agreement commenced on June 10, 1997 and ends on June 10, 1999.

Pursuant to the agreement, Mr. Lightstone is paid a base salary of $200,000 per year. In addition to such base salary, Mr. Lightstone was granted 400,000 shares of Common Stock issued as of January 9, 1998, ownership which shall vest over a three year period (1/36 of such shares vesting each month), commencing July 10, 1997. The employment agreement also provides for (i) three weeks paid vacation,
(ii) reimbursement of business related expenses, (iii) a car allowance of $1,000 per month, and (iv) eligibility to participate in all compensation, pension, retirement and welfare and fringe benefit plans, programs and policies of the Company applicable to executives of the Company generally.

The Company has agreed to reimburse each Board member's travel expenses. For the fiscal year ended December 31, 1997, pursuant to the Plan, each outside director was granted options to purchase 5,000 shares of Common Stock. The Company granted 10,000 options outside of the Plan to each of the non-employee directors for each members' service during the prior year. For the fiscal year ending December 31, 1998, the Company has agreed to grant to each director options to purchase 10,000 shares of Common Stock, which options will vest 25% at the end of each quarter, and to make a cash payment of $1,000 per quarter to each director not associated with MEI.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

LITIGATION

In August 1993, the trial court confirmed an arbitration award in favor of the Company, Michael Viner and Gerald J. Leider and against Steven Stern and Sharmhill Productions in the approximate amount of $4.5 million (plus interest accruing thereon from September 1992 and attorney's fees) relating to the film "Morning Glory ("Stern Judgment"). In March 1995, defendants appealed the judgment to the California Court of Appeals. In June 1995, the Court of Appeals affirmed the judgment, and that judgment is now final. In a related matter, the Company sought to restore certain fraudulent conveyances that Mr. Stern had made. In August 1995, Mr. Stern filed for bankruptcy protection. The United States Trustee is pursuing the fraudulent conveyance action on behalf of the bankruptcy estate, of which the Company comprises approximately 80%, and the Company, Mr. Viner and Mr. Leider are separately pursuing their own adversary proceeding for conspiracy against Mr. Stern and others in the bankruptcy case. There is no assurance that the Company will ultimately prevail, or as to if, when or in what amount the Company will be able to recover the amount of the original judgment in its favor.

In February 1993, Mr. Stern filed a complaint against the Company, Mr. Viner and Mr. Leider entitled Steven A. Stern and Steven A. Stern as assignee of the claims of Sharmhill Productions (B.C.), Inc., a bankrupt company v. Dove Audio, Inc. et al. (British Columbia Supreme Court, Vancouver Registry No. C930935) (the "Canadian Stern Action") claiming that he had been fraudulently induced to enter into the agreement underlying the arbitration award and seeking as damages the amount of the judgment. The Company believes that it has good and meritorious defenses to the Canadian Stern Action. Nevertheless, there is no assurance that the Company will prevail in the Canadian Stern Action.

In February 1996, the Company was served with a complaint in an action entitled Robert H. Tourtelot v. Dove Audio, Inc. etc. et al. (Los Angeles Superior Court Case No. SC040739) (the "Tourtelot Action"). Mr. Tourtelot seeks in excess of a million dollars in damages claiming that he had an oral agreement with the Company to write a book that the Company would publish, and that information he provided to the Company was used in another book published by the Company, "Legacy of Deception." Mr. Tourtelot alleged causes of action for breach of oral contract, fraud, suppression of fact, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, infringement of common law copyright, conversion, conspiracy and accounting. The Company successfully removed the action to the United States District Court for the Central District of California, and successfully moved to have the claims for infringement of common law copyright, breach of fiduciary duty, conversion, conspiracy and accounting dismissed. The Tourtelot Action was then remanded to the Los Angeles Superior Court, which permitted Mr. Tourtelot to pursue claims for breach of oral contract, fraud, suppression of fact, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, conversion, conspiracy and quantum meruit. In March 1998, the Company prevailed on summary judgment and obtained a dismissal of the infringement of common law copyright, conversion, conspiracy and breach of duty claims. Such claims were dismissed with prejudice by the trial court. While the Company believes that it has good and meritorious defenses to the Tourtelot Action, there is no assurance that the Company will prevail in the Tourtelot Action.

In March 1996, the Company was served with a complaint in an action entitled Alexandra D. Datig v. Dove Audio, et al. (Los Angeles Superior Court Case No. BC145501) (the "Datig Action"). The Datig Action was brought by a contributor to, and relates to, the book "You'll Never Make Love In This Town Again." The Datig complaint sought in excess of a million dollars in monetary damages. In October 1996, the Company obtained a judgment of dismissal of the entire Datig Action, which judgment also awarded the Company its attorney's fees and costs in defending the matter. Ms. Datig has appealed the judgment. While the Company believes that it will prevail on the appeal, there is no assurance that the Company will in fact be successful on appeal.

In July 1996, the Company was served with a complaint in an action entitled Terrie Maxine Frankle and Jennie Louise Frankle v. Dove Audio (U.S. District Court, Central District of California Case No. 96-4073 RSWL) (the "Frankle Action"). The Frankles claim to be the authors of "You'll Never Make Love In This Town Again," and have alleged claims for copyright infringement and fraud. The Frankles application for a preliminary injunction was denied because they could not demonstrate a likelihood of success on the merits of their claims. The Company believes that it has good and meritorious defenses and counterclaims against the Frankles. Nevertheless, there is no assurance that the Company will prevail.

In May 1997, the Company was served with a complaint in an action entitled Kenneth Raskoff v. Dove (Los Angeles Superior Court Case No. BC171355) (the "Raskoff Action"). Mr. Raskoff is a former employee of Dove Television. The complaint seeks unspecified damages and other relief for breach of Mr. Raskoff's alleged employment contract, breach of the implied covenant of good faith and fair dealing, breach of implied-in-fact contract, promissory estoppel, and fraudulent inducement. The complaint also seeks an injunction requiring that Mr. Raskoff receive producer credit with respect to the television program entitled "Unwed Father" and other unnamed projects. Although the Company believes that it has good and meritorious defenses to the Raskoff Action, there is no assurance that the Company will prevail in the action.

In June 1997, the Company was served with a complaint in an action entitled Michael Bass v. Penguin USA Inc., et al. (New York Superior Court Case No. 97-111143) (the "New York Bass Action"). The complaint in the New York Bass Action alleges, among other things, that the contribution of Liza Greer, one of the authors of the book "You'll Never Make Love In This Town Again", defames Mr. Bass and violates his rights of publicity under New York statutes. The complaint seeks damages of $70,000,000 for defamation and $20,000,000 for violation of the New York right of publicity statutes and an injunction taking the book out of circulation and prohibiting the use of Mr. Bass' name. The New York Bass Action has voluntarily been stayed after Mr. Bass filed a similar action in the State of California in an action entitled Michael Bass v. Penguin USA et.al. (California Superior Court Case No. SC049191) seeking essentially the same damages as in the New York Bass Action. The Company believes that it has good and meritorious defenses to the New York Bass Action and the action filed in California. Nevertheless, there is no assurance that the Company will prevail. As a result of the New York Bass Action, the Company has brought a cross-complaint against Ms. Greer.

In July 1997, the Former Principals commenced an arbitration against the Company. In their arbitration demand, the Former Principals claim that they are owed in excess of $1 million by the Company relating to the motion picture entitled "Morning Glory". The Former Principals claim that they are also entitled to the repayment of certain deferred amounts for producing and acting services rendered by them in connection with "Morning Glory" and to 50% of the profits. They claim that a former director of the Company, Gerald Leider, is entitled to the other 50% of the profits. The Former Principals have also asserted that from any recovery of the Stern Judgment, they are entitled to receive $1 million, as well as the deferred amounts and 50% of the profits. Present management believes it has good and sufficient defenses to the claims, including, but not limited to the Former Principals' waiver of their claims that any amounts are owed to them as debt, as profit participation or as deferred compensation and that the Company has not yet recouped its investment in the Picture. The Company has also asked the arbitrator to determine that the Former Principals are not entitled to any moneys or rights with respect to "Morning Glory", including from the proceeds of the Stern Judgment. There is no assurance that the Company will prevail on these defenses and claims.

In August 1997, the Former Principals commenced an arbitration against the Company seeking specific performance of, and alleging breach of the Termination Agreement. The Former Principals subsequently identified in writing their intention to arbitrate a variety of miscellaneous claims, including the Company's alleged failure to timely pay the full amount of consulting fees under the Termination Agreement, as well as the Producer and Executive Producer fees on "Unwed Father", to reimburse business expenses, payments to one of the Former Principal's masseuse and psychologist, and medical and dental expenses, to return certain personal property, to account for sales with respect to certain titles, and other matters, including claims that the Former Principals did not receive appropriate credit on "Unwed Father" and various audio books. On October 16, 1997, however, the Former Principals filed an action in the Los Angeles Superior Court (Case No. BC179639) for "Breach of Written Contract; Specific Performance; Temporary Restraining Order, Preliminary and Permanent Injunctive Relief" which sought damages for some of the same claims identified as the Former Principals' claims in arbitration. In this action the Former Principals claimed that, in addition to other damages, they were entitled to accelerate all payments to become due under the Termination Agreement, in the aggregate amount of $1,511,824 and to the rights to certain titles. This action appears to have been filed for purposes of obtaining an attachment. After the Company obtained a temporary restraining order in the action staying the arbitration, the Former Principals and Dove II, a company purportedly controlled by the Former Principals, filed another action in the Los Angeles Superior Court (Case No. BC 180301) seeking declaratory relief and an injunction staying other arbitration proceedings between them and the Company. After the Company defeated an application for temporary restraining order in that action, the Former Principals and Dove II filed requests for dismissals of both actions and are proceeding in the arbitrations. In the arbitration, the Company is (i) seeking over $105,000 in compensatory damages from the Former Principals for certain unauthorized Company checks that one of the Former Principals signed to the Former Principals, to the Former Principal's personal attorney, for repairs for one of the Former Principal's car and for payments of the Former Principals' credit card accounts, (ii) seeking punitive damages for one of the Former Principals causing the Company to pay to the Former Principals amounts that had already been credited to them in their purchase of Company stock, (iii) seeking damages of at least $175,000 for breach of the non-interference provision of the Termination Agreement, (iv) seeking reimbursement of approximately $9,600 for unused airline tickets and (v) as a result of their breach of the non-competition provision of the Termination Agreement, requesting that the arbitrator enjoin the Former Principals from competing with the Company in the audio book business through June 9, 2001. The Company believes that, with the exception of certain immaterial amounts which it expects to pay, it has good and meritorious defenses to the claims by the Former Principals and that the Company has meritorious claims against the Former Principals. There is no assurance, however, that the Company will prevail on these issues and claims.

The Former Principals also claimed that their agreement not to compete with the Company in the book and audio business is not enforceable. On January 12, 1998, the arbitrator issued his decision in which he held that the Former Principals' contention that the non-compete provision of the Termination Agreement is invalid and unenforceable is without merit and that the provision prohibiting the Former Principals from competing with the Company in the audio book business for a period of four years from June 10, 1997 is valid and enforceable, and the arbitrator enjoined the Former Principals from engaging in the audio book business during such period.

In another arbitration proceeding involving the Former Principals and the Company, the Former Principals claimed that the Company breached the Termination Agreement by failing to prepare office space for use by the Former Principals and interfering with their use of the space, failing to repair a toilet and failing to provide for and pay secretaries for the Former Principals, and that a subsequent purported occupancy agreement that allowed the Former Principals to use the Company's offices at 301 N. Canon was enforceable. The Company claimed, among other things, that the Company was entitled to compensatory damages plus costs incurred in restoring the Former Principals' offices to their original condition and the costs of recovering possession and that the occupancy agreement was invalid because it was never disclosed to or approved, authorized or ratified by the Company's shareholders or the Board. The arbitrator rendered a decision on February 13, 1998 (amended and corrected on March 2, 1998), in which he awarded the Company the sum of $14,093 plus costs, finding, among other things, that neither of the Former Principals had the right to occupy the Company's office space after September 1, 1997 and that the occupancy agreement is invalid and unenforceable.

In July 1997, the Company was served with a complaint in an action entitled Alan Fields v. Dove Entertainment, Inc., et al. (Los Angeles Superior Court No. BC 174659) (the "Fields Action"). The Fields Action was brought by an alleged purchaser of Common Stock against the Company and the Former Principals as a putative class action on behalf of all persons who acquired Common Stock between July 25, 1995 and August 20, 1996. The complaint alleges a cause of action for violation of Section 25400(d) of the California Corporations Code based on the alleged dissemination of false and misleading statements about, among other things, the success of the Company's printed book operations, financial results, business condition and future prospects. The plaintiff seeks unspecified damages and other relief. In August 1997, an action entitled Global Asset Allocation consultants, L.L.C. v. Dove Entertainment, Inc., et al. (Civil Action No. 97-6253-WDK) (the "Global Asset Action"), was commenced against the Company and the Former Principals in the United States District Court for the Central District of California. The Global Asset Action was brought by an alleged purchaser of Common Stock as a putative class action on behalf of all persons who acquired Common Stock between July 25, 1995 and August 20, 1996. The complaint alleges a cause of action for violation of Section 10(b) of the Securities and Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder based on the conduct at issue in the Fields Action. The plaintiff seeks unspecified damages and other relief. The Company has learned that another putative federal securities class action was filed in the United States District Court for the Central District of California by an alleged purchase of Common Stock represented by the law firm of Berman, DeValerio & Pease LLP (the "Berman Action"; and collectively with the Fields Action and the Global Asset Action, the "Securities Actions"). The complaint is reportedly brought on behalf of all persons who acquired Common Stock between April 15, 1996 and October 10, 1996 and to allege a cause of action against the Company and certain of its former officers for violation of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder. As of December 31, 1997, the Company has not been served with the complaints in the Global Asset Action or the Berman Action. The Company has not yet filed a response to the complaints in the Securities Actions. While the Company believes it has good and meritorious defenses against the claim, the Company has taken a charge of $150,000 in the quarter ended June 30, 1997 in respect of potential costs associated with the claim.

In July 1997, the Company was served with a complaint in an action entitled Steven A. Soloway v. Dove Entertainment, Inc., etc. et al. (Los Angeles Superior Court Case No. BC 175516) (the "Soloway Action"). Mr. Soloway is a former director and employee of the Company and has sought damages of approximately $350,000 for breach of contract. Mr. Soloway claims that as a result of the Securities Purchase Agreement he was entitled to declare his employment agreement terminated without cause and to receive his base salary through September 1999. In September 1997, Mr. Soloway obtained a writ of attachment for $350,000 in respect of his claims, for which the Company has substituted an undertaking for the amount of the attachment. Although the Company believes that it has good and meritorious defenses and setoffs to the Soloway Action, there is no assurance that the Company will prevail in the Soloway Action. The Company has filed a cross-complaint against Mr. Soloway for breach of fiduciary duty and legal malpractice asserting that Mr. Soloway fabricated a version of his employment agreement, submitted the fabricated version for inclusion in the Company's public documents, without authorization or approval drafted and signed on behalf of the Company an occupancy agreement pursuant to which the Former Principals unrightfully occupied the Company's offices, fabricated minutes of the Board and disclosed confidential information that he obtained as an officer.

On November 4, 1997, James Belasco, a former director of the Company, filed an action against the Company in Los Angeles County Superior Court entitled James
A. Belasco v. Dove Entertainment, Inc. etc. et al. LASC case no. BC 180707. Mr. Belasco seeks to recover over $178,000 that he claims he is owed for royalties from the distribution of the book entitled "Flight of the Buffalo: Soaring to Excellence. Learning to Let Employees Lead." Mr. Belasco also seeks punitive damages. On November 4, 1997, James Belasco filed an action against the Company in Los Angeles County Superior Court entitled James A. Belasco v. Dove Entertainment, Inc. etc. et al. LASC case no. BC 180706. Mr. Belasco alleges that the Company has interfered with the publication of the work entitled "The Phoenix Organization." Mr. Belasco seeks punitive damages and over $200,000 in general damages. Mr. Belasco and the Company have agreed to settle all such claims for payments over time to Mr. Belasco totaling $150,000 and the grant to the Company of audio rights to certain current and future books by Mr. Belasco and payment of certain book commissions by Mr. Belasco to the Company.

In December of 1997, the Company was served with a complaint in an action entitled Gerald J. Leider V. Dove Entertainment, Inc. f.k.a. Dove Audio, Inc. (Los Angeles Superior Court Case No. BC 183056). Mr. Leider is a former Chairman of the Board and consultant to the Company and has sought damages of approximately $287,000 for breach of contract and $60,000 for unpaid consulting fees. Mr. Leider also is seeking a declaration that the Company must comply with certain purported stock option agreements and for an order for inspection and copying of certain records of the Company and an award of expenses related thereto. Although the Company believes that it has good and meritorious defenses and setoffs to such action, there is no assurance that the Company will prevail in such action. The Company has filed a separate complaint against Mr. Leider for breach of fiduciary duty, fraud and breach of covenant of good faith and fair dealing asserting that Mr. Leider entered into purported agreements with the Company that were unfair to the Company, were not disclosed to the Board or the Company's shareholders and were never approved by the Board or the Company's shareholders.

In addition to the above claims, the Company is a party to various other routine legal proceedings and claims incidental to its business.

There can be no assurance that the ultimate outcome of these matters will be resolved in favor of the Company. In addition, even if the ultimate outcome is resolved in favor of the Company, involvement in any litigation or claims could entail considerable cost to the Company and the diversion of the attention of management, either of which could have a material adverse effect on the business of the Company.

At December 31, 1997, the Company has reserved $975,000 in respect of such claims served against the Company.

LETTERS OF CREDIT

Pursuant to a Court Attachment Order in respect of the Soloway Action, Chase Bank has issued a letter of credit on behalf of the Company for $350,000.

OFFICE LEASE

The Company leases office space under a non-cancelable operating lease expiring Jan. 31, 1999. The Company's lease obligation is secured by a $15,000 irrevocable letter of credit. The lease is subject to annual rent escalations and the pass-through of certain costs of the landlord. Rent expense was $292,000 and $302,000 in 1997 and 1996, respectively. The minimum future non-cancelable lease payments are as follows:

                             1998             $  264,000
                             1999                 22,000
                                              ----------
                                              $  286,000
                                              ==========

In January 1998, the Company sub-leased the above office space for the remainder of the term of the lease at an annual rental of $194,000 per annum.

NOTE 11 - CAPITAL ACTIVITIES

PREFERRED STOCK

The Company has 2,000,000 shares designated as Preferred Stock. At December 31, 1997, 220,033 of such shares have been issued comprising:

    (1) 4,000 shares of Series B Preferred Stock. The Series B Preferred Stock has a stated value of $1,000.00 per share and a dividend preference at an annual rate per share equal to 6%. Such dividends are cumulative and, to the extent in arrears, bear interest at 6% compounded quarterly. The Series B Preferred Stock bears a liquidation preference in the amount equal to the stated value plus all accumulation of unpaid dividends and interest thereon. Each share of Series B Preferred Stock is convertible at the option of the holder after six months of issuance into 500 shares of common stock, subject to adjustment. Each of the Series B Preferred Stock is redeemable, in whole or in part at the option of the Company, at any time after March 28, 2002 at a redemption price of 110% of the stated value plus all accumulated but unpaid dividends thereon (plus interest on such accumulations). The holders of the outstanding shares of Series B Preferred Stock, voting as a separate class, shall be entitled to elect one-third of the directors of the Company, so long as the initial holders of the Series B Preferred Stock hold not less than 750,000 shares of Common Stock (assuming Series B Preferred Stock is converted into Common Stock).

    (2) 1,920 shares of Series C Preferred Stock. The Series C Preferred Stock has a stated value of $1,000.00 per share and a dividend preference at an annual rate per share equal to 6%. Such dividends are cumulative and, to the extent in arrears, bear interest at 6% compounded quarterly. The Series C Preferred Stock bears a liquidation preference in the amount equal to the stated value plus all accumulation of unpaid dividends and interest thereon. Each share of Series C Preferred Stock is convertible at the option of the holder after six months of issuance into 500 shares of common stock, subject to adjustment. Each of the Series C Preferred Stock is redeemable, in whole or in part at the option of the Company, at any time after March 28, 2002 at a redemption price of 110% of the stated value plus all accumulated but unpaid dividends thereon (plus interest on such accumulations).

    (3) 214,113 shares of Series D Preferred Stock, formerly designated as Series A Preferred Stock. The Series D Preferred Stock has a stated value of $4.00 per share and a dividend preference at an annual rate per share equal to 8%. Such dividends are cumulative and, to the extent in arrears, bear interest at 8%, compounded quarterly. The Series D Preferred Stock bears a liquidation preference in the amount equal to the stated value plus all accumulation of unpaid dividends and interest thereon. Each share of Series D Preferred Stock is convertible at the option of the holder into 1.20497 shares of common stock, subject to adjustment.

Series B, Series C and Series D Preferred Stock rank pari passu with respect to liquidation and dividends.

On March 28, 1997, in the first of two closings under a private placement of preferred stock and warrants to purchase Common Stock (i) MEI purchased 3,000 shares of the Company's Series B Preferred Stock and warrants to purchase 500,000 shares of Common Stock at $2.00 per share, warrants to purchase 500,000 shares of Common Stock at $2.50 per share and warrants to purchase 500,000 shares of Common Stock at $3.00 per share for an aggregate of $3,000,000 and,
(ii) the Former Principals purchased 920 shares of the Company's Series C Preferred Stock and warrants to purchase 166,666 shares of Common Stock at $2.00 per share, warrants to purchase 166,667 shares of Common Stock at $2.50 per share and warrants to purchase 166,667 shares of Common Stock at $3.00 per share for an aggregate of $920,000 (including the contribution of $676,000 payable by the Company to the Former Principals). On June 3, 1997, the second closing (the "Second Closing") was completed whereby (i) MEI purchased 1,000 shares of Series B Preferred Stock and warrants to purchase 166,666 shares of Common Stock at $2.00 per share, warrants to purchase 166,667 shares of Common Stock at $2.50 per share and warrants to purchase 166,667 shares of Common Stock at $3.00 per share for $1,000,000 in cash and (ii) the Former Principals and their assigns purchased 1,000 shares of Series C Preferred Stock and warrants to purchase 166,666 shares of Common Stock at $2.00 per share, warrants to purchase 166,667 shares of Common Stock at $2.50 per share and warrants to purchase 166,667 shares of Common Stock at $3.00 per share for an aggregate of $1,000,000 (including the contribution of $175,000 payable by the Company to the Former Principals). In connection with this transaction, the Company has allocated the amounts invested between the Preferred Stock and the warrants and has recorded a dividend (which was a reallocation of Additional Paid-in Capital between Common Stock and Preferred Stock) amounting to $2,143,000 for the difference between the amount allocated to Preferred Stock and the value, as of the issuance date, of the Common Stock issuable upon conversion of such Preferred Stock. On June 10, 1997, MEI purchased all of the Preferred Stock and warrants held by the Former Principals along with 500,000 shares of Common Stock (see Related Party Transactions). In August, 1997, MEI purchased 350 shares of the Company's Series C Preferred Stock with warrants to purchase 175,000 shares of Common Stock from the assigns of the Former Principals under the same terms as described above applying to the Company's Series C Preferred Stock.

COMMON STOCK

In January 1996 the Company received additional net proceeds of approximately $1,547,000 from a private placement of the Company's equity securities initiated in December 1995 (the "Placement"). Pursuant to the January 1996 closing of the Placement, the Company issued 220,313 shares of Common Stock and common stock purchase warrants allowing the purchase of 220,313 shares of Common Stock at $12.00 per share exercisable for a period of 51 months beginning 9 months subsequent to the initial closing of the Placement (December 1995). In conjunction with the Placement, the broker received a warrant to acquire 7.6 units for $100,000 per Unit. Each unit consists of 12,500 shares of Common Stock and 12,500 warrants to acquire 12,500 shares of Common Stock at $12.00 per share.

The shares issued in the acquisition of Four Point Entertainment, Inc. ("Four Point") and shares of Common Stock outstanding at December 31, 1996 exclude 40,000 shares issued in the acquisition which were placed in escrow pending the receipt of certain outstanding receivables. In October 1997, the Company agreed to the release of these shares from escrow.

In October 1996 Morgan Fuller Capital Group, L.L.C. ("Morgan Fuller") completed a loan to the Company in the aggregate amount of $800,000. Such loan bore interest at the rate of 10% per annum. In March 1997, the Company retired $500,000 of such loan in exchange for 210,526 shares of Common Stock along with warrants to purchase 35,088 shares of Common Stock at $2.50 per share, warrants to purchase 35,088 shares of Common Stock at $3.50 per share and warrants to purchase 35,087 shares of the Common Stock at $4.50 per share. The balance of the loan plus accrued interest was repaid in cash.

In April 1997, the Company issued 301,111 shares of Common Stock in satisfaction of vendor payables amounting to $750,000.

In August 1997, the Company issued 200,000 shares of Common Stock to a substantial shareholder for the acquisition of further rights to a future title and certain rights on past titles.

In October 1997, the Company issued 66,667 shares of Common Stock to Shukri Ghalayini in settlement of all claims by him against the Company.

During the year, the Company issued 250,000 shares of Common Stock in exercise of options.

STOCK OPTIONS AND WARRANTS

The Plan, adopted by the Board, provides for the grant of options to purchase up to an aggregate of 400,000 shares of the Common Stock of the Company (subject to an anti-dilution provision providing for adjustment in the event of certain changes in the Company's capitalization). In 1996, the Plan was amended to increase the aggregate number of shares of Common Stock available under the Plan to 750,000.

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

Options activity under the Plan was as follows:

                                                                                     Weighted
                                                                                      Average
                                               Number of           Exercise          Exercise
                                                 Shares              Price             Price
                                                 ------              -----             -----
Options outstanding at December 31, 1995         309,999         $6.00 - $9.75        $8.12
Options issued                                   285,000         $        3.50        $3.50
Options canceled                                (215,000)        $6.75 - $8.50        $8.48
                                                --------
Options outstanding at December 31, 1996         379,999         $2.50 - $9.75        $4.25
Options issued                                        --                                 --
Options canceled                                (290,999)        $3.50 - $9.75        $4.42
                                                --------
Options outstanding at December 31, 1997          89,000         $2.50 - $6.00        $3.08
                                                ========


At December 31, 1997 and 1996 respectively, options to acquire 78,998 and 177,199 shares of Common Stock under the Plan were exercisable.

In addition to the above options issued under the Plan, at December 31, 1997, the following options to acquire shares of Common Stock were outstanding:

  (1) 300,000 options at $ 11.00 per share issued in 1996 to one of the principals of Four Point as part of an employment agreement. None of these options were exercisable at December 31, 1997. In January 1998, the Company agreed with the holder of such options to cancel such options and in lieu thereof issue 150,000 options at $1.50 per share under the Plan fully vested.

  (2) 80,000 options issued in 1996 under the Plan, with an exercise price of $3.50 per share to the Company's public relations firm. The Company has terminated the agreement with the public relations firm.

During the year ended December 31, 1997, 250,000 options to acquire shares of Common Stock outside the Plan at an exercise price of $.01 per share were exercised by the Former Principals.

At December 31, 1997, the weighted average remaining contractual life of all outstanding options was 8.22 years.

Determining compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss attributable to common shareholders would have been increased to the pro forma amounts indicated below:

                                                            For the Years Ended December 31,
                                                          -------------------------------------
                                                               1997                   1996
                                                               ----                   ----
Basic and diluted loss attributable
     to Common Shareholders            As reported        $  (19,018,000)        $   (6,742,000)
                                       Pro forma             (19,081,000)            (7,212,000)

Basic and diluted loss per share       As reported                 (3.27)                 (1.31)
                                       Pro forma                   (3.28)                 (1.42)

Pro forma net loss reflects only options granted in the years ended December 31, 1995 through December 31, 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to January 1, 1995 is not considered.

No stock options were granted during the year ended December 31, 1997. The per share weighted-average fair value of stock options granted during the year ended December 31, 1996 was $6.63 on the date of grant using the modified Black-Scholes option-pricing model with the following weighted-average assumptions: Expected dividend yield 0%, risk-free interest rate of 6.5%, expected volatility of 70%, and an expected life of 8 years.

Warrant activity was as follows:

                                                     Number of                                Weighted
                                   Number of     Equivalent Common                             Average
                                   Warrants            Shares           Exercise Price     Exercise Price
                                  ----------         ----------         --------------     --------------
Warrants outstanding as of
  December 31, 1995                1,124,687            974,687         $6.00 - $12.00        $10.92
Warrants issued                      495,313            590,313         $2.75 - $12.00        $ 7.89
Warrants exercised                   (12,500)            (6,250)                $ 8.20        $ 8.20
                                  ----------         ----------
Warrants outstanding as of
  December 31, 1996                1,607,500          1,558,750         $2.00 - $12.00        $ 9.78
Warrants issued                    3,105,263          3,105,263         $2.00 - $4.50         $ 2.42
Warrants exercised                        --                 --
                                  ----------         ----------
Warrants outstanding as of
  December 31, 1997                4,712,763          4,664,013         $2.00 - $12.00        $ 5.06
                                  ----------         ----------

At December 31, 1997 warrants to acquire 4,664,013 Shares of common stock were exercisable.

During the year ended December 31, 1996, the holder of 12,500 warrants to acquire 6,250 shares of Common Stock exchanged all such warrants for 1,800 shares of Common Stock.

During the year ended December 31, 1996, the Company issued 220,313 warrants to acquire 220,313 shares of Common Stock in conjunction with the January 1996 Placement. The broker for the Placement was issued warrants to acquire 95,000 shares of Common Stock at $12.00 per share.

In October 1996 the Company entered into a financial advisory agreement with Morgan Fuller pursuant to which Morgan Fuller agreed to provide certain financial advisory services for the Company. As compensation for such services, the Company granted to Morgan Fuller 180,000 warrants to purchase, for a period of three years from the date thereof, up to 180,000 shares of Common Stock at an exercise price of $2.75. The Company has recorded expense, equal to the fair market value of such warrants derived using the Black-Scholes method, over the term of the agreement. The remaining warrants issued and outstanding were issued in conjunction with equity placements.

In March 1997, the Company issued the following warrants to Morgan Fuller in conjunction with the issuance of 210,526 shares of Common Stock:

              Number of         Number of Shares
              Warrants           of Common Stock      Exercise Price
              --------           ---------------      --------------
                 35,087                 35,087            $2.50
                 35,088                 35,088            $3.50
                 35,088                 35,088            $4.50

In March and June 1997, the Company issued in aggregate, the following warrants in conjunction with the issuance of Series B Preferred Stock and Series C Preferred Stock in March and June 1997:

              Number of         Number of Shares
              Warrants           of Common Stock      Exercise Price
              --------           ---------------      --------------
              1,000,000              1,000,000            $2.00
              1,000,000              1,000,000            $2.50
              1,000,000              1,000,000            $3.00

NOTE 12 - MAJOR CUSTOMERS AND SUPPLIERS

For the years ended December 31, 1997 and 1996, revenues, net of returns, as a percentage of the Company's net revenues from the Company's customers exceeding 10% in any given year were as follows:

                                                       Years Ended December 31,
                                                       -------------------------
                                                       1997                 1996
                                                       ----                 ----
ABC                                                     16%                  --
ACI Pearson                                             --                   11%
Buena Vista                                             26%                   3%
CBS                                                     --                   18%
MGM                                                      1%                  13%

A significant quantity of audio inventory is supplied by two manufacturers. The Company believes there are other suppliers and accordingly, the Company is not dependent on these manufacturers as its sole source of product.

NOTE 13 - FOUR POINT ACQUISITION

On April 29, 1996 the Company acquired Four Point for consideration of $2.5 million in cash and 427,274 shares of Common Stock (Initial Shares) of the Company with an earn-out provision of up to an additional 163,636 shares of Common Stock. The acquisition has been accounted for as a purchase, and accordingly the results of operations of Four Point have been included in the Company's financial statements from April 29, 1996. The excess of the purchase price over the fair value of the net identifiable assets acquired of $6,125,000 (including $100,000 incurred during the year ended December 31, 1997 as a result of settlement of the litigation between one of the former vendors), has been recorded as goodwill and is being amortized on a straight-line basis over 25 years.

NOTE 14 - RETIREMENT AND SAVINGS PLAN

The Company has a 401(k) defined contribution retirement and savings plan covering all eligible employees who have completed 60 days of consecutive employment. Participants may make pre-tax contributions to the plan of up to 15% of their compensation subject to certain limitations as prescribed by the Internal Revenue Code. The Company matches the employee contribution up to 3% of the employee's compensation. The Company matching contribution vests to the employee on a staggered basis over three years and is fully vested at the end of the employee's third year of service. The Company matching contribution is contributed in Company shares of Common Stock.

NOTE 15 - YEAR 2000

Some of the Company's financial business systems were written using two digits, rather than four, to define the applicable year. As a result, those systems have date-sensitive software that recognizes a date "00" as the year 1900 rather than 2000. If not modified or updated, this could cause system failure or miscalculations, potentially resulting in the temporary disruption of operations due to the inability to process certain transactions.

The Company plans to convert its financial business systems to standardized package systems that are 2000 compliant within 1998. The only other critical business system to the Company is the distribution system run by Mercedes Distribution. Mercedes Distribution have assured the Company that their distribution system is 2000 compliant.

The Company has initiated communications with significant suppliers and customers to determine the extent that they may be vulnerable to their own year 2000 issues. Based on the representations on suppliers and customers contacted, management does not believe the Company's continued operation is at risk due to key business partners not addressing the year 2000 issue.

NOTE 16 - LIQUIDITY

The Company has historically experienced significant negative cash flows from operations, including $8,691,000 and $4,208,000 for the years ended December 31, 1997 and December 31, 1996 respectively. In November 1997, the Company entered into an agreement with Chase Bank providing the Company with an $8,000,000 loan facility for working capital purposes and the Company had borrowed $5,250,000 against the facility at December 31, 1997. The Company believes its capital resources will be sufficient to meet the Company's working capital requirements for at least the next twelve months. The Company plans to expand its development, production and distribution activities, including the expansion of its publishing and television operations (although there is no assurance that the Company will expand or that such expansion will be profitable). Such expansion may include future acquisitions of library product or other assets complementary to its current operations or acquisition of rights involving significantly greater outlays of capital than required in the business conducted to date by the Company. Expansion of the Company or acquisitions of particular properties or libraries, to a significant extent, would require capital resources beyond those available to the Company, in which case such expansion will be dependent upon the ability of the Company to obtain additional sources of working capital, whether through the issuance of additional equity or debt securities, additional bank financing or otherwise. However, there are no assurances that such financing would be available.

NOTE 17 - FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of 1996, the Company recorded a $1,400,000 write-down in inventory and production costs consisting of: (i) approximately $600,000 relating to various titles associated with the O.J. Simpson trial which were written down in the fourth quarter as the estimates for remainder sales timed for the O.J. Simpson civil trial were not realized due to diminished market interest and (ii) efforts to consummate remainder sales of excess inventory have proven more difficult than anticipated due to a general market over-supply in the remainder market and accordingly, such inventory has been written down to revised estimates of remainder or destruction value, as appropriate.

During the fourth quarter of 1997, the Company recorded the following adjustments: (i) $2,998,000 write-down in film and television libraries following an evaluation of estimated future revenues associated with such libraries, (ii) $1,060,000 write-down in audio and book inventories together with reserves for costs anticipated to be incurred in transferring inventory from the Company's former exclusive distributor to its new distributor, and
(iii) $1,235,000 in legal, litigation and settlement costs and reserves associated with claims against the Company arising from events prior to or as a result of the Termination Agreement.

SIGNATURE

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of April, 1998.


                                           DOVE ENTERTAINMENT, INC.

                                           By:  /s/ RONALD LIGHTSTONE
                                              ----------------------------------
                                                    Ronald Lightstone, President

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


    SIGNATURE                                TITLE                           DATE
    /s/ RONALD LIGHTSTONE           President, Chief Executive          April 3, 1998
    ---------------------           Officer and Director
    Ronald Lightstone

    /s/ NEIL TOPHAM                 Chief Financial Officer and         April 3, 1998
    ---------------------           Chief Accounting Officer
    Neil Topham

    /s/ TERRENCE ELKES              Director                            April 3, 1998
    ---------------------
    Terrence Elkes

    /s/ KEN GORMAN                  Director                            April 3, 1998
    ---------------------
    Ken Gorman

    ---------------------           Director                            April _, 1998
    John Healy

    /s/ BRUCE MAGGIN                Director                            April 3, 1998
    ---------------------
    Bruce Maggin

    /s/ STEVE MAYER                 Director                            April 3, 1998
    ---------------------
    Steven Mayer

    /s/ LEE MASTERS                 Director                            April 3, 1998
    ---------------------
    Lee Masters

(2) EXHIBITS

     EXHIBIT NO.                          DESCRIPTION
     -----------  --------------------------------------------------------------
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

         3.6 Certificate of Amendment of Articles of Incorporation of the Company filed with the Secretary of State of the State of California on December 24, 1996 (filed as Exhibit 3.6 to the
                  Annual Report on Form 10-KSB for the fiscal year ended 1996)

         3.7      Form of Amendment to Bylaws dated as of November 7, 1996
                  (filed as Exhibit 3.7 to the Annual Report on Form 10-KSB for the fiscal year ended 1996)

         3.8      Amended and Restated Bylaws of the Company

         4.1      Specimen common stock certificate of the Company (filed as
                  Exhibit 4.1 to Amendment No. 2 to the Registration Statement
                  ("Amendment No. 2) filed with the Commission on November 29,
                  1994)

         4.2      Specimen Series A Preferred Stock certificate of the Company
                  (filed as Exhibit 4.2 to Amendment No. 2)

         4.3      Form of Certificate of Determination of the Series A Preferred
                  Stock of the Company (filed as Exhibit 4.3 to the Registration
                  Statement)

         4.4 Form of Underwriter's Warrant Agreement (filed as Exhibit 4.4 to the Registration Statement)

         4.5      Form of Warrant Agreement (filed as Exhibit 4.5 to the
                  Registration Statement)

         4.6      Form of Subscription Agreement (filed as Exhibit 4.6 to
                  Amendment No. 1 to the Registration Statement ("Amendment No.
                  1 ") filed with the Commission on November 2, 1994)

     EXHIBIT NO.                          DESCRIPTION
     -----------  --------------------------------------------------------------
         4.7      Placement Agency Agreement dated August 1, 1994 between the
                  Company and Joseph Stevens & Company, LP (filed as Exhibit 4.7 to Amendment No. 1 )

         4.8 Placement Agent Warrant Agreement dated December 24, 1995 between Whale Securities Co., LP and Dove Audio (filed as the same numbered Exhibit to the Annual Report on Form 10-KSB for the fiscal year ended 1995)

         4.9      Placement Agent Warrant (filed as the same numbered Exhibit to the Annual Report on Form 10-KSB for the fiscal year ended
                  1995)

         4.10 Form of Registration Rights Agreement (filed as the same numbered Exhibit to the Annual Report on Form 10-KSB for the fiscal year ended 1995)

         4.11 Form of Common Stock Purchase Warrant (filed as the same numbered Exhibit to the Annual Report on Form 10-KSB for the fiscal year ended 1995)

         4.12 Form of Warrant Agreement dated as of October 1, 1996 (filed as Exhibit 4.12 to the Annual Report on Form 10-KSB for the fiscal year ended 1996)

         4.13 Certificate of Determination of the Series B Preferred Stock of the Company (filed as Exhibit 4.13 to the Annual Report on Form 10-KSB for the fiscal year ended 1996)

         4.14     Warrant Agreement dated as of March 27, 1997 between the
                  Company and Media Equities Intentional, LLC (filed as Exhibit
                  4.14 to the Annual Report on Form 10-KSB for the fiscal year ended 1996)

         4.15 Certificate of Determination of the Series C Preferred Stock of the Company (filed as Exhibit 4.15 to the Annual Report on Form 10-KSB for the fiscal year ended 1996)

         4.16     Warrant Agreement dated as of March 27, 1997 between the
                  Company, Michael Viner and Deborah Raffin Viner (filed as
                  Exhibit 4.16 to the Annual Report on Form 10-KSB for the fiscal year ended 1996)

         4.17 Certificate of Determination of the Series D Preferred Stock of the Company (filed as Exhibit 4.17 to the Annual Report on Form 10-KSB for the fiscal year ended 1996)

         4.18     Form of Warrant Agreement dated as of April 1, 1997 (filed as
                  Exhibit 4.18 to the Annual Report on Form 10-KSB for the fiscal year ended 1996)

         4.19 Certificate of Determination of the Series E Preferred Stock of the Company (filed as Exhibit 4.19 to the Company's Current
                  Report on Form 8-K dated June 10, 1997)

         4.20     Specimen Series E Preferred Stock Certificate of the Company
                  (filed as Exhibit 4.20 to the Company's Current Report on Form
                  8-K dated June 10, 1997)

         4.21 Registration Rights Agreement, dated June 10, 1997, by and among the Company, Michael Viner and Deborah Raffin Viner
                  (filed as Exhibit 4.21 to the Company's Current Report on Form
                  8-K dated June 10, 1997)

     EXHIBIT NO.                          DESCRIPTION
     -----------  --------------------------------------------------------------
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

     EXHIBIT NO.                          DESCRIPTION
     -----------  --------------------------------------------------------------
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

         10.33    Separation Agreement dated as of May 31, 1996 by and between the Company and Dimitri T. Skouras (filed as Exhibit 10.33 to the Annual Report on Form 10-KSB for the fiscal year ended
                  1996)

         10.35    Letter Agreement dated September 12, 1996 between the Company,
                  Michael Viner and Deborah Raffin (filed as Exhibit 10.35 to the Annual Report on Form 10-KSB for the fiscal year ended
                  1996)

         10.36 Financial Advisor Agreement dated as of September 30, 1996 between the Company and Morgan Fuller Capital Group, LLC
                  (filed as Exhibit 10.36 to the Annual Report on Form 10-KSB for the fiscal year ended 1996)

         10.39    Form of First Amendment to the Company's 1994 Stock Incentive
                  Plan dated November 7, 1996 (filed as Exhibit 10.39 to the
                  Annual Report on Form 10-KSB for the fiscal year ended 1996)

         10.40    Stock Purchase Agreement dated as of March 27, 1997 among the
                  Company, Media Equities International, LLC, Michael Viner and
                  Deborah Raffin Viner (filed as Exhibit 10.40 to the Annual
                  Report on Form 10-KSB for the fiscal year ended 1996)

         10.41 Shareholders Voting Agreement dated as of March 27, 1997 by and between Media Equities International, LLC, Michael Viner and Deborah Raffin Viner (filed as Exhibit 10.41 to the Annual
                  Report on Form 10-KSB for the fiscal year ended 1996)

         10.42    Pledge Agreement dated as of March 27, 1997 among Media
                  Equities International, LLC, Michael Viner and Deborah Raffin
                  Viner (filed as Exhibit 10.42 to the Annual Report on Form
                  10-KSB for the fiscal year ended 1996)

         10.45 Employment Termination Agreement, dated June 10, 1997, by and among the Company, Michael Viner and Deborah Raffin (filed as
                  Exhibit 10.45 to the Company's Current Report on Form 8-K dated June 10, 1997)

         10.46 Securities Purchase Agreement, dated June 10, 1997, by and among Media Equities International, LLC, Michael Viner and
                  Deborah Raffin Viner (filed as Exhibit 10.46 to the Company's
                  Current Report on Form 8-K dated June 10, 1997)

         10.47    Loan Agreement, dated as of September 26, 1997, between the
                  Company and Dove Four Point, Inc. and Media Equities
                  International, Inc.

         10.48    Debt Subordination and Intercreditor Agreement, dated
                  September 26, 1997, among the Company, Dove Four Point, Inc.,
                  Media Equities International, Inc. and Sanwa Bank California

     EXHIBIT NO.                          DESCRIPTION
     -----------  --------------------------------------------------------------
         10.49    Security Agreement, dated as of September 26, 1997, between the Company, Dove Four Point, Inc. and Media Equities
                  International, Inc.

         10.50 Copyright Security Agreement, dated as of September 26, 1997, by Dove Four Point, Inc. in favor of Media Equities
                  International, Inc.

         10.51 Copyright Security Agreement, dated as of September 26, 1997 by the Company in favor of Media Equities International, Inc.

         10.52    Credit, Security, Guaranty and Pledge Agreement dated as of
                  November 4, 1997, among the Company, Dove Four Point, Inc.,
                  Dove International, Inc. and The Chase Manhattan Bank, as
                  Lender (the "Credit Agreement")

         10.53 Copyright Security Agreement dated as of November 4, 1997 by the Company, Dove Four Point, Inc. and Dove International,
                  Inc. in favor of The Chase Manhattan Bank (the "Copyright
                  Security Agreement")

         10.54    Security Agreement, dated as of November 4, 1997 between the
                  Company and Media Equities International

         10.55 Subordination Agreement, dated as of November 4,1997, among the Company, Dove International, Inc. and Dove Four Point,
                  Inc., Terrence A. Elkes, Kenneth F. Gorman, Ronald Lightstone,
                  John T. Healy, and Bruce Maggin, Media Equities International,
                  LLC and The Chase Manhattan Bank.

         10.56 Contribution Agreement, dated as of November 4, 1997, among, the Company Dove Four Point, Inc. and Dove International, Inc.

         10.57 Fee Agreement, made as of November 4, 1997 between the Company and Media Equities International, LLC.

         10.58    Employment Agreement, dated as of February 4, 1998 between the
                  Company and Ronald Lightstone

         10.59 Supplement No. 1 to the Copyright Security Agreement dated as of February 20, 1998 by Dove Four Point, Inc. in favor of The
                  Chase Manhattan Bank

         10.60    Amendment No. 1 to the Credit Agreement, dated as of February
                  27, 1998, between the Company, Dove International, Inc., Dove
                  Four Point, Inc. and The Chase Manhattan Bank

         10.61    Amendment No. 2 to the Credit Agreement, dated as of April 1,
                  1998, between the Company, Dove International, Inc., Dove Four
                  Point, Inc.

         10.62    Form of Publishing Agreement (1997)

         10.63    Form of Artist Agreement (1997)

         10.64    Form of Executive Publication Agreement

         21 Subsidiaries of Dove (filed as Exhibit 21 to the Annual Report on Form 10-KSB for the fiscal year ended 1995)

         23       Consent of KPMG Peat Marwick LLP

         27       Financial Data Schedule