Form 10QSB
period 1998-03-31
DOVE ENTERTAINMENT INC
filed 1998-05-15
CIK 930436

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                                ----------------

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (310) 786-1600.
       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE

                                ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No________

                      APPLICABLE ONLY TO CORPORATE ISSUERS

   State the numbers of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 6,726,554 as of May 8, 1998.

           Transitional Small Business Disclosure Format (Check one):
                                Yes [ ] No [X]
================================================================================

PART I -- FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                            DOVE ENTERTAINMENT, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1998


                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                            $  1,555,000
  Accounts receivable, net of allowances of $1,097,000                    2,948,000
  Due from related party                                                     75,000
  Inventory                                                               2,867,000
  Film costs                                                              6,011,000
  Prepaid expenses and other assets                                         718,000
                                                                       ------------
    Total current assets                                                 14,174,000

NON-CURRENT ASSETS
  Production masters                                                      1,408,000
  Film costs, net                                                           673,000
  Property and equipment, net                                             3,883,000
  Goodwill and other assets                                               5,981,000
                                                                       ------------
    Total non-current assets                                             11,945,000
                                                                       ------------
    Total assets                                                       $ 26,119,000
                                                                       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                $  6,391,000
  Notes payable                                                           3,319,000
  Royalties payable                                                         607,000
  Advances and deferred income                                            4,860,000
  Accrued dividends                                                         482,000
                                                                       ------------
    Total current liabilities                                            15,659,000

NON-CURRENT LIABILITIES
  Notes payable, less current portion                                     8,452,000
  Accrued liabilities                                                       766,000
                                                                       ------------
    Total non-current liabilities                                         9,218,000
    Total liabilities                                                    24,877,000

COMMITMENTS AND CONTINGENCIES - note 9

SHAREHOLDERS' EQUITY
  Preferred stock $.01 par value; 2,000,000 shares authorized and
    220,033 shares issued and outstanding, liquidation
    preference $7,259,000                                                     2,000
  Common stock $.01 par value; 20,000,000 shares authorized and
    6,581,544 shares issued and outstanding                                  66,000
  Additional paid-in capital                                             28,325,000
  Accumulated deficit                                                   (27,151,000)
                                                                       ------------
    Total shareholders' equity                                            1,242,000
                                                                       ------------
    Total liabilities and shareholders' equity                         $ 26,119,000
                                                                       ============

           See accompanying notes to consolidated financial statements

                            DOVE ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Quarter Ended March 31,
                                                        -----------------------------
                                                           1998              1997
                                                        -----------       -----------
Revenues
  Publishing, net                                       $ 1,549,000       $ 1,068,000
  Film                                                    1,144,000         1,593,000
                                                        -----------       -----------
                                                          2,693,000         2,661,000
Less:  Cost of sales

  Publishing                                              1,186,000         1,610,000
  Film                                                      944,000         2,143,000
                                                        -----------       -----------
                                                          2,130,000         3,753,000
                                                        -----------       -----------
Gross profit / (loss)                                       563,000        (1,092,000)
Less: Selling, general and administrative expenses        2,179,000         2,187,000
                                                        -----------       -----------
Loss from operations                                     (1,616,000)       (3,279,000)

Less: Interest expense, net                                 147,000           136,000
                                                        -----------       -----------
Loss before income taxes                                 (1,763,000)       (3,415,000)

Less: Income tax expense                                         --             9,000
                                                        -----------       -----------
Net loss                                                $(1,763,000)      $(3,424,000)
                                                        ===========       ===========

Basic and diluted loss
    attributable to common shareholders                 $(1,870,000)      $(3,482,000)
                                                        ===========       ===========


Basic and diluted loss per common share                 $     (0.28)      $     (0.66)
                                                        ===========       ===========

Weighted average number of common and  common
    equivalent shares outstanding                         6,579,000         5,276,000
                                                        ===========       ===========

           See accompanying notes to consolidated financial statements

                            DOVE ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Quarter Ended March 31,
                                                                               -----------------------------
                                                                                   1998             1997
                                                                               -----------       -----------
OPERATING ACTIVITIES
  Net loss                                                                     $(1,763,000)      $(3,424,000)
  Adjustments to reconcile net loss to net cash
  used in operating  activities:
  Depreciation                                                                     134,000           140,000
  Amortization of goodwill                                                          63,000            63,000
  Amortization of production masters                                               473,000           884,000
  Amortization of film costs                                                       786,000         2,143,000
  Changes in operating assets and liabilities
    Accounts receivable                                                           (875,000)        1,663,000
    Inventory                                                                      170,000          (182,000)
    Prepaid expenses                                                              (214,000)          319,000
    Expenditures for production masters                                           (354,000)         (780,000)
    Film costs                                                                  (5,826,000)       (2,711,000)
    Accounts payable and accrued expenses                                         (340,000)          279,000
    Advances and deferred revenue                                                4,336,000          (383,000)
    Other                                                                           54,000            (5,000)
                                                                               -----------       -----------
       Net cash used in operating activities                                    (3,356,000)       (1,994,000)
                                                                               -----------       -----------
INVESTING ACTIVITIES
  Purchases of property and equipment                                              (82,000)           (6,000)
                                                                               -----------       -----------
    Net cash used in investing activities                                          (82,000)           (6,000)
                                                                               -----------       -----------

FINANCING ACTIVITIES
  Proceeds from sale of preferred stock                                                 --         3,244,000
  Proceeds of bank borrowings                                                    4,691,000                --
  Repayments of bank borrowings and notes payable                                       --          (387,000)
                                                                               -----------       -----------
    Net cash provided by financing activities                                    4,691,000         2,857,000
                                                                               -----------       -----------
    Net decrease in cash and cash equivalents                                    1,253,000           857,000
Cash and cash equivalents at beginning of the quarter                              302,000           390,000
                                                                               -----------       -----------
Cash and cash equivalents at end of the quarter                                $ 1,555,000       $ 1,247,000
                                                                               ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION
  NON-CASH TRANSACTIONS:
  Cash paid for interest                                                       $   147,000       $   136,000
  Refunds received for income taxes                                            $        --           162,000
  Common stock issued as payment for consulting fees to related party          $   300,000       $        --
  Preferred stock dividends accrued                                            $   107,000       $    16,000


           See accompanying notes to consolidated financial statements

                            DOVE ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION, ORGANIZATION AND BUSINESS

The accompanying consolidated financial statements of Dove Entertainment, Inc. (the "Company") are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB, for the fiscal year ended December 31, 1997. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation. The results of operations for the quarter ended March 31, 1998 are not necessarily indicative of results to be expected for the full year.

The Company is a diversified entertainment company primarily engaged in publication of audio and printed books, the production of television programming through its wholly-owned subsidiary Dove Four Point, Inc. ("Dove Television"), and the distribution of feature films and television product, both domestically and internationally.

The Company acquires audio publishing rights for specific titles or groups of titles for audio production and distribution, primarily in the United States of America.

Dove Television is an independent production company which develops and produces television productions for which rights are controlled by Dove Television. In addition, Dove Television is a producer-for-hire in connection with a creative concept and literary property owned by another party to produce all forms of television productions, including pilots, series, telefilms, miniseries, talk shows and game shows for network, cable and syndicated production.

At the Company's Annual General Meeting of Shareholders held on April 30, 1998, shareholders approved a change of the Company's name to NewStar Media Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NET LOSS PER COMMON SHARE

SFAS No. 128, "Earnings per Share", is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 replaces Accounting Principles Board Opinion ("APB") No. 15 and simplifies the computation of earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company, similar to fully diluted EPS under APB No. 15. The statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. The Company adopted SFAS No. 128 for the financial statements ended March 31, 1998. SFAS No. 128 had no impact on the previously reported loss per share. Dilutive securities have been omitted from the diluted calculation since they are antidilutive. The net loss utilized in the calculation of net loss per common share is increased by the following:


                                          Quarter Ended March 31,
                                          ----------------------
                                            1998          1997
                                          --------      --------
Accrued dividends on Preferred Stock      $107,000      $ 16,000
Imputed dividends on Preferred Stock
                                                --        43,000
                                          --------      --------
  Total                                    107,000      $ 59,000
                                          ========      ========

The imputed dividends on Preferred Stock have been treated as an increase and decrease to Additional Paid-in Capital.

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

RECLASSIFICATION

Certain prior year accounts have been reclassified to conform to the current year's presentation.

NOTE 3 - PROPERTY AND EQUIPMENT
A summary of property and equipment at March 31, 1998 is as follows:

Land                                                  $  502,000
Building                                               2,161,000
Furniture, fixtures and equipment                      2,496,000
Leasehold improvements                                     6,000
                                                      ----------
  Total                                                5,165,000
Less:  Accumulated depreciation and amortization       1,282,000
                                                      ----------
                                                      $3,883,000
                                                      ==========


NOTE 4 - PRODUCTION MASTERS

Production masters, net of accumulated amortization of $1,408,000 at March 31, 1998 consist of the following:

Released titles        $1,005,000
Unreleased titles         403,000
                       ----------
Total                  $1,408,000
                       ==========

NOTE 5 - FILM COSTS

Film costs, net of accumulated amortization, of $6,684,000 at March 31, 1998 consist of the following:

Current:     Television and theatrical projects in production       $6,011,000
Non-current: Television and theatrical projects released less
             accumulated amortization                                  673,000
                                                                    ----------
Total                                                               $6,684,000
                                                                    ==========

As of March 31, 1998 approximately 90% of the unamortized balance of film costs will be amortized within the next three-year period based upon the Company's revenue estimates at that date.

NOTE 6 - INCOME TAXES

Income taxes are computed in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Company provides for income taxes during interim reporting periods based upon an estimate of its annual effective tax rate. This estimate includes all anticipated federal, state and foreign income taxes.

SFAS No. 109 requires that a valuation allowance be recorded against tax assets which are not likely to be realized. Due to the uncertainty of their ultimate realization based upon past earnings performance and the expiration dates of carryforwards, the Company has established a valuation allowance against these tax assets except to the extent that they are realizable through carrybacks. Realization of additional amounts is entirely dependent upon future earnings in specific tax jurisdictions. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carryforwards will be recorded in future operations as a reduction of the Company's income tax expense. At March 31, 1998, the Company had net deferred tax assets of approximately $10,142,000 against which a valuation allowance had been fully recorded.

NOTE 7 - NOTES PAYABLE

Notes payable at March 31, 1998 consist of the following:

Current portion of notes payable:
  Long term mortgage note payable                            $    48,000
  Capitalized leases
                                                                  16,000
  Chase Manhattan Bank "Futuresport" production loan
                                                               3,255,000
                                                             -----------
  Total current portion of notes payable                       3,319,000

Non-current notes payable:
  Chase Manhattan Bank revolving credit loan                   6,650,000
  Long-term mortgage note payable, less current portion        1,770,000
  Capitalized leases                                              32,000
                                                             -----------
 Total non-current notes payable                               8,452,000
                                                             -----------
  Total notes payable                                        $11,771,000
                                                             ===========

The long term mortgage note payable, from Asahi Bank of California, is secured by a deed of trust on the Company's principal office building, 8955 Beverly Boulevard, Los Angeles, CA 90048 and bears interest at a fixed rate of 8% per annum. The loan matures in April 2001 and provides for a 20 year maturity amortization payment rate through April 2001 with a repayment of the remaining outstanding principal amount at that time.

On November 12, 1997, the Company entered into an agreement with The Chase Manhattan Bank ("Chase Bank") providing the Company with an $8,000,000 loan facility for working capital purposes ("Chase Loan"). The Chase Loan is secured by substantially all of the Company's assets, other than the Company's building. The Chase Loan runs for three years until November 4, 2000. The Chase Loan establishes a "Borrowing Base" comprised of: (1) 35% of an independent valuation of the Company's audio library, (2) 85% of the Company's eligible receivables and (3) 30% of the Company's finished goods audio and book inventory. At any time, the Company may borrow or have letters of credit issued up to the Borrowing Base. In addition, the Company may borrow or have letters of credit issued for an additional $2,000,000 (provided the aggregate amount borrowed does not exceed $8,000,000) with the consent and guarantee of Media Equities International L.L.C. ("MEI"). The Chase Loan provides for interest at the bank prime rate (8 1/2% at March 31, 1998) plus 2% per annum or the bank's LIBOR rate (5.69% six month rate at March 31, 1998) plus 3% per annum, at the option of the Company. Both rates are applicable to Company draw-downs on the Chase Loan at March 31, 1998. In addition, unused commitment fees are payable at 1/2% per annum. The Chase Loan contains various covenants to which the Company must adhere including limitations on additional indebtedness, investments, acquisitions, capital expenditures and sale of assets, restrictions on the payment of dividends and distributions to shareholders, and various financial compliance tests. The Company was not in compliance with certain of the financial compliance tests at December 31, 1997 but received a waiver and amendment from Chase Bank. At March 31, 1998, the Company had borrowed $6,650,000 against the facility. In addition, Chase Bank had provided a letter of credit for $350,000. In April and May 1998, Chase Bank provided further letters of credit in the aggregate of $466,000 under the Chase Loan.

In February 1998, the Company entered into an agreement with Chase Bank providing the Company with an additional loan of a maximum of $3,289,000 for the purpose of partly financing the made for television motion picture "Futuresport" ("Futuresport Loan"). The Futuresport loan is incorporated into the Chase Loan under the same terms and conditions as the Chase Loan. The Futuresport Loan is collateralized against the production of "Futuresport". The Futuresport Loan is repayable in September 1998.

NOTE 8 - RELATED PARTY TRANSACTIONS

Pursuant to an employment termination agreement entered into in 1997 ("Termination Agreement") with then principal shareholders and officers of the Company ("Former Principals"), the Company paid such Former Principals $81,000 during the quarter ended March 31, 1998. The Termination Agreement provides for the Former Principals to receive combined monthly payments ("the Payments") of approximately $25,000, and medical insurance for 60 months from June 1997. In addition, they are entitled to each receive a car allowance for 24 months from June 1997 and reimbursement for certain medical and business expenses. Certain payments under, and other provisions of, the Termination Agreement are subject to arbitration proceedings.

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

In addition to full-time salary and payments pursuant to the Termination Agreement, the Company made the following payments to the Former Principals in the quarter ended March 31, 1997:

Reimbursement of condominium rental                              $  2,000
Accrued non-accountable expenses paid                             181,000
Automobile lease, insurance and repair payments                    13,000
Medical expense and life insurance reimbursements                   1,000
Writing services                                                   11,000
Interest in respect of partial funding of the movie "Wilde"        13,000
Commission in respect of the movie "Wilde"                         75,000
                                                                 --------
                                                                 $296,000
                                                                 ========

The above amounts were all paid or incurred prior to the date of the Termination Agreement.

Certain other transactions with the Former Principals were carried out during the quarter ended March 31, 1997 as fully described in the Company's Annual Report on Form 10-KSB, for the fiscal year ended December 31, 1997.

During the quarter ended March 31, 1997, the Company paid consulting fees amounting to $31,000 to Mr. Leider, then a director of the Company.

During the quarter ended March 31, 1998, the Company paid directors fees of $1,000 to each of two independent directors.

During the quarter ended March 31, 1998, the Company accrued consulting fees of $75,000 to MEI. On January 2, 1998, the Company issued MEI 240,000 shares of Common Stock in payment of accrued and prepaid consulting fees amounting to $300,000. These shares were issued at fair market value.

Pursuant to guarantee agreements dated November 4, 1997, each of the principals of MEI (i.e. Messrs. Elkes, Gorman, Healy, Maggin and Lightstone) guaranteed $500,000 borrowed under the Chase Loan. In order to secure the repayment of any amounts the MEI principals may be required to pay to Chase Bank under the guarantees, MEI has been granted a security interest in substantially all of the assets of the Company, other than the Company's building. Such security interest is junior to the security interest of Chase Bank which secures the Company's obligations under the Chase Loan.

The Company acquired audio book rights for fifteen titles which were written by a substantial shareholder. The Company recorded the following net audio sales (net of returns) from titles written by a substantial shareholder:

                                                Quarter Ended
                                                  March 31,
                                            -----------------------
                                                1998        1997
                                                ----        ----
                                            $ 39,000      $ 14,000

In January 1998, the Company and Mr. Ronald Ziskin, President of Dove Television, agreed to cancel an option to purchase 300,000 shares of Common Stock at an exercise price of $11.00 and in lieu thereof, the Company will grant Mr. Ziskin the option to purchase 150,000 shares of Common Stock at an exercise price of $1.50 per share.

In May 1998, the Company issued to Mr. Ronald Lightstone, President and Chief Executive Officer, 107,407 shares of Common Stock representing vested shares for the period June 6, 1997 to April 30, 1998 pursuant to his Employment Agreement.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is a defendant in a case entitled Steven A. Stern and Steven A. Stern as assignee of the claims of Sharmhill Productions (B.C.), Inc., a bankrupt company v. Dove Audio, Inc. et al. (British Columbia Supreme Court, Vancouver Registry No. C930935) in which the plaintiff claims that he had been fraudulently induced to enter into an agreement relating to the film "Morning Glory" and is seeking as damages approximately $4.5 million. The Company believes that it has good and meritorious defenses to the action. Nevertheless, there is no assurance that the Company will prevail in the action.

In February 1996, the Company was served with a complaint in an action entitled Robert H. Tourtelot v. Dove Audio, Inc. etc. et al. (Los Angeles Superior Court Case No. SC040739) (the "Tourtelot Action"). Mr. Tourtelot seeks in excess of a million dollars in damages claiming that he had an oral agreement with the Company to write a book that the Company would publish, and that information he provided to the Company was used in another book published by the Company, "Legacy of Deception." While the Company believes that it has good and meritorious defenses to the Tourtelot Action, there is no assurance that the Company will prevail in the Tourtelot Action.

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

In December of 1997, the Company was served with a complaint in an action entitled Gerald J. Leider V. Dove Entertainment, Inc. f.k.a. Dove Audio, Inc. (Los Angeles Superior Court Case No. BC 183056) (the "Leider Action"). Mr. Leider is a former Chairman of the Board and consultant to the Company and has sought damages of approximately $287,000 for breach of contract and $60,000 for unpaid consulting fees of certain records of the Company and an award of expenses related thereto. Although the Company believes that it has good and meritorious defenses and setoffs to such action, there is no assurance that the Company will prevail in such action.

The Company has filed an appeal in the action entitled Greer v. Dove (Los Angeles Superior Court Case No. BC 160871) (the "Greer Action"). In order to file the appeal, the Company was required to post a bond in the amount of approximately $179,000 (i.e. 150% of the judgment amount). Such bond is secured by a letter of credit issued under the Chase Loan.

The Company is involved in a number of other legal proceedings as more fully discussed in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 and those that are incidental to the Company's business.

NOTE 10 - CAPITAL ACTIVITIES

COMMON STOCK

In March 1998, the Company issued 240,000 shares of Common Stock to MEI in payment of consulting fees. These shares were issued at fair market value.

STOCK OPTIONS AND WARRANTS

Options outstanding under the Company's stock incentive plan, (the "Plan") at March 31, 1998 were as follows:

                                                 Weighted
                                                  Average
                   Number of      Exercise       Exercise
                     Shares        Price           Price
                     ------        -----           -----
                     89,000    $2.50 - $6.00      $ 3.08

At March 31, 1998, options to acquire 78,998 shares of Common Stock under the Plan were exercisable.

In addition to the above options issued under the Plan, at March 31, 1998, the following options to acquire shares of Common Stock were outstanding:

  (1) 300,000 options at $11.00 per share issued in 1996 to one of the principals of Four Point Entertainment, Inc. as part of an employment agreement. None of these options were exercisable at March 31, 1998. In January 1998, the Company agreed with the holder of such options to cancel such options and in lieu thereof issue 150,000 options at $1.50 per share under the Plan fully vested.

  (2) 80,000 options issued in 1996 under the Plan, with an exercise price of $3.50 per share to the Company's public relations firm. The Company has terminated the agreement with the public relations firm.

On January 6, 1998, the Board approved the issuance of 601,500 options under the Plan to employees, but no stock options were granted during the quarter ended March 31, 1998.

Warrants outstanding as of December 31, 1997 and March 31, 1998 were as follows:

                  Number of
                 Equivalent                         Weighted
  Number of        Common                            Average
  Warrants         Shares      Exercise Price     Exercise Price
  --------         ------      --------------     --------------
   4,712,763     4,664,013      $2.00 - $12.00     $ 5.06

At March 31, 1998 warrants to acquire 4,664,013 Shares of common stock were exercisable.

NOTE 11 - MAJOR CUSTOMERS AND SUPPLIERS

Revenues, net of returns from Customers exceeding 10% of Company revenues were:

                                                         Quarter Ended March 31,
                                                        ------------------------
                                                        1998            1997
                                                        ----            ----
                                                           67%          23%

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


OVERVIEW

The Company commenced business in 1985 as one of the pioneers of the audio book industry and has become one of the leading independent producers (i.e., unaffiliated with any single book publisher) of audio books in the United States. The Company produces and distributes approximately 100 to 120 new titles annually and has built a library of approximately 1000 titles currently offered for sale. Through its wholly-owned subsidiary Dove Four Point, Inc. ("Dove Television"), the Company is engaged in the production and development of television programming. Other activities of the Company include a limited printed book publishing program and the distribution of feature films and television programming.

Revenues for the quarter ended March 31, 1998 were $2,693,000 compared with $2,661,000 for the same period in 1997. The Company incurred a net loss of $1,763,000 for the quarter compared to a net loss of $3,424,000 for the same period in 1997.

The increase in revenues was attributable to a 45% increase in publishing revenues, partly offset by a reduction of 28% in television and film revenues. The reduced net loss was primarily attributable to increased publishing margins due to lower production and distribution costs and reduced returns. The quarter ended March 31, 1998 was the first full quarter following completion of the Company's restructuring plans in 1997 with audio books and printed books being sold by the Company's own sales team for traditional markets and distributed by the Company's new distributor.

In March 1998, the Company delivered the movie "Wilde" to Sony Pictures Classic. "Wilde" was successfully screened as the opening film at the San Francisco Film Festival in April 1998 and premiered on April 27, 1998 in Los Angeles. The film opened for general viewing in Los Angeles and New York on May 1, 1998.

During the quarter ended March 31, 1998, Dove Television commenced production of "Futuresport", a two-hour television motion picture starring Wesley Snipes, Dean Cain and Vanessa L. Williams. Principal photography was completed in March 1998 and the motion picture is scheduled to be delivered to ABC Television in May 1998. Dove Television has entered into an agreement for the license of home video rights and international marketing commenced at the annual MIP-TV conference in Cannes, France in April 1998.

At the Company's Annual General Meeting on April 30, 1998, the Company changed its name to NewStar Media Inc.

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

RESULTS OF OPERATIONS
The following table sets forth revenues and operating expenses as a percentage of total revenues:

                                                      Quarter Ended March 31,
                                                      -------------------------
                                                         1998         1997
                                                         -----       -----
             REVENUES
               Publishing                                   58%        40%
               Television and Film                          42         60
                                                         -----       -----
                    Total                                  100%       100%
                                                         =====       ====

             OPERATING EXPENSES
               Publishing                                   44%        61%
               Television and Film                          35         81
               Selling, general & administrative            81         82
                                                         -----       -----
                    Total                                  160%       224%
                                                         =====       ====

QUARTER ENDED MARCH 31, 1998 COMPARED TO QUARTER ENDED MARCH 31, 1997

Publishing

Revenues. Net publishing revenues for the quarter ended March 31, 1998 increased $481,000 to $1,549,000 compared with $1,068,000 for the quarter ended March 31, 1997. The increase in net publishing revenues was primarily attributable to improved audio book sales and substantially lower printed book returns. Leading audio book publications during the quarter included Sudden Death by Robert B. Parker, Perfect Witness by Barry Siegel, The Last hostage by John J. Nance and Irish Whiskey by Andrew M. Greeley. Substantially all of the Company's sales of book products are and will continue to be subject to potential returns by distributors and retailers if not sold to the public. Although the Company makes allowances and reserves for returned product that it believes are adequate, significant increases in return rates can materially and adversely impact the Company's financial condition or results of operations.

Cost of Sales. Cost of sales for the quarter ended March 31, 1998 decreased $424,000 to $1,186,000 compared with $1,610,000 for the quarter ended March 31, 1997. The decrease was attributable to the decrease in returns of printed books during the quarter ended March 31, 1998. Cost of sales as a percentage of net publishing revenues decreased from 151% in the quarter ended March 31, 1997 to 77% for the quarter ended March 31, 1998 due primarily to the lower cost of returns

Film and Television

Revenues. Film and television revenues for the quarter ended March 31, 1998 decreased $449,000 to $1,144,000, compared with $1,593,000 for the quarter ended March 31, 1997. The reduction was due to timing factors related to production delivery schedules. Film and television revenues for the quarter ended March 31, 1998 included completion of the second series of the syndicated production "Make Me Laugh" distributed by Buena Vista Television for the cable network Comedy Central.

Cost of sales. Film and television amortization for the quarter ended March 31, 1998 decreased $1,199,000 to $944,000 compared with $2,143,000 for the quarter ended March 31, 1997. Cost of sales as a percentage of net film and television revenues decreased from 135% in the quarter ended March 31, 1997 to 83% for the quarter ended March 31, 1998, due primarily to the effect of cost overages recorded in the quarter ended March 31, 1997.

General

Gross Profit / (Loss). The Company experienced a gross profit of $563,000 for the quarter ended March 31, 1998 versus a gross loss of $1,092,000 for the quarter ended March 31, 1997, resulting from the matters previously discussed regarding publishing and film revenues and cost of sales.

Selling, General and Administrative ("SG&A"). SG&A includes costs associated with selling, marketing and promoting the Company's products, as well as general corporate expenses including salaries, occupancy costs, professional fees, travel and entertainment. SG&A decreased to $2,179,000 for the quarter ended March 31, 1998 compared to $2,187,000 for the quarter ended March 31, 1997.

Net Interest Expense. Net interest expense for the quarter ended March 31, 1998 was $147,000 compared with $136,000 for the quarter ended March 31, 1997. The interest expense is primarily the result of the utilization of funds for working capital purposes together with the cost of the mortgage on the Company's principal office building. Interest expense is expected to increase due to utilization of the Chase Loan.

LIQUIDITY AND CAPITAL RESOURCES

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

On November 12, 1997, the Company entered into an agreement with Chase Bank providing the Company with an $8,000,000 loan facility for working capital purposes ("Chase Loan"). The Chase Loan is secured by substantially all of the Company's assets, other than the Company's building. The Chase Loan runs for three years until November 4, 2000. The Chase Loan establishes a "Borrowing Base" comprising: (1) 35% of an independent valuation of the Company's audio library, (2) 85% of the Company's eligible receivables and (3) 30% of the Company's finished goods audio and book inventory. At any time, the Company may borrow or have letters of credit issued up to the Borrowing Base. In addition, the Company may borrow or have letters of credit issued for a further $2,000,000 (provided the aggregate amount borrowed does not exceed $8,000,000) with the consent and guarantee of MEI. The Chase Loan provides for interest at the bank prime rate plus 2% per annum or the bank's LIBOR rate plus 3% per annum, at the option of the Company. In addition, unused commitment fees are payable at 1/2% per annum. The Chase Loan contains various covenants to which the Company must adhere including limitations on additional indebtedness, investments, acquisitions, capital expenditures and sale of assets, restrictions on the payment of dividends and distributions to shareholders, and various financial compliance tests. The Company was not in compliance with certain of the financial compliance tests at December 31, 1997 but received a waiver and amendment from Chase Bank. At March 31, 1998, the Company had borrowed $6,650,000 against the facility. In addition, Chase Bank had provided a letter of credit for $350,000. In April and May 1998, Chase Bank provided further letters of credit in the aggregate of $466,000 under the Chase Loan.

In February 1998, the Company entered into an agreement with Chase Bank providing the Company with an additional loan of a maximum of $3,289,000 for the purpose of partly financing the made for television motion picture "Futuresport" ("Futuresport Loan"). The Futuresport loan is incorporated into the Chase Loan under the same terms and conditions as the Chase Loan. The Futuresport Loan is collateralized against the production of "Futuresport" and "Futuresport" receivables. The Futuresport Loan is repayable in September 1998.

The Company has historically experienced significant negative cash flows from operations, including $8,546,000 for the year ended December 31, 1997 and $3,356,000 for the quarter ended March 31, 1998 - see "Financial Statements of the Company - Consolidated Statements of Cash Flows". Such negative cash flows have resulted from, among other things, use of working capital for expansion of audio and printed book publishing, development of television programming and the acquisition of theatrical motion picture product. The Company plans to significantly increase the level of activity in both its audio book and television production operations. In addition, the Company will consider acquisitions of properties or libraries or companies in related lines of business. It will be necessary to obtain additional capital in order to accomplish its growth objective. Such additional capital would likely be obtained through sales of equity securities, by obtaining debt financing or through the sale of assets. Even if the Company does not pursue its growth objective, if the Company is unable to realize anticipated revenues or if the Company incurs costs inconsistent with anticipated levels, the Company would either need to obtain additional financing (through the sale of debt or equity securities, by obtaining additional bank financing or through the sale of certain assets), limit its commitments to new projects or possibly curtail its current operations. There is no assurance that any such additional financing will be available on acceptable terms.

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

The Company's operations in general, and its publishing and television operations in particular, are capital intensive. The Company anticipates, based on currently proposed plans and assumptions relating to its operations and anticipated outcomes of current litigation, that the projected cash flow from operations and available cash resources, including its existing financing arrangements, will be sufficient to satisfy its anticipated cash requirements for the next twelve months. In the event that the Company's plans change, its assumptions change or prove to be inaccurate or the cash flow proves to be insufficient to fund operations (due to unanticipated expenses, delays, problems, difficulties or otherwise), the Company would be required to seek additional financing sooner than anticipated or to curtail its activities.

As of May 8, 1998 the Company's unused sources of funds consisted primarily of approximately $222,000 in cash and $240,000 available under the Chase Loan and $69,000 available under the Futuresport Loan. The Company is in discussion with Chase Bank and MEI with a view to extending the Chase Loan by $2,000,000. Any draw-downs of such currently available amounts under the Chase Loan are subject to approval and guarantee by MEI.

INFLATION

The Company does not believe its business and operations have been materially affected by inflation.

PART II -- OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In March 1998, in the action entitled Robert H. Tourtelot v. Dove Audio, Inc. etc. et al. (Los Angeles Superior Court Case No. SC040739), the Company prevailed on summary judgment and obtained a dismissal of the infringement of common law copyright, conversion, conspiracy and breach of duty claims alleged in the action and such claims were dismissed with prejudice by the trial court. All other claims alleged in the action continue.

On January 12, 1998, in an arbitration proceeding in which Michael Viner and Deborah Raffin (the "Former Principals") claimed that their agreement with the Company not to compete in the book and audio business is not enforceable, the arbitrator determined that the Former Principals' contention that the non-compete provision is invalid and unenforceable is without merit and that the provision prohibiting the Former Principals from competing with the Company in the audio book business for a period of four years from June 10, 1997 is valid and enforceable, and the arbitrator enjoined the Former Principals from engaging in the audio book business during such period.

In another arbitration proceeding involving the Former Principals and the Company, the Former Principals claimed that the Company breached a termination agreement by failing to prepare office space for use by the Former Principals and interfering with their use of the space, failing to repair a toilet and failing to provide for and pay secretaries for the Former Principals, and that a subsequent purported occupancy agreement that allowed the Former Principals to use the Company's offices at 301 N. Canon was enforceable. The Company claimed, among other things, that the Company was entitled to compensatory damages plus costs incurred in restoring the Former Principals' offices to their original condition and the costs of recovering possession and that the occupancy agreement was invalid because it was never disclosed to or approved, authorized or ratified by the Company's shareholders or the Board. The arbitrator rendered a decision on February 13, 1998 (amended and corrected on March 2, 1998), in which he awarded the Company the sum of $14,093 plus costs, finding, among other things, that neither of the Former Principals had the right to occupy the Company's office space after September 1, 1997 and that the occupancy agreement is invalid and unenforceable.

In the action brought against the Company by James Belasco, a former director of the Company (Belasco v. Dove Entertainment, Inc. etc. et al. LASC case no. BC 180707), the parties have entered into a settlement agreement pursuant to which the Company will make payments over time to Mr. Belasco totaling $150,000 and Mr. Belasco will grant to the Company audio rights to certain current and future books of Mr. Belasco and pay certain book commissions to the Company.

During the quarter ended March 31, 1998, there have been no other material developments in legal proceedings pending against the Company or its properties and no other legal proceedings against the Company or its properties (other than routine litigation that is incidental to the Company's business) were instituted or terminated.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

In March 1998, in reliance on Section 4(2) of the Securities Act of 1933, as amended, the Company issued 240,000 shares of Common Stock to Media Equities International, LLC ("MEI") for payment of consulting fees owed to MEI pursuant to an agreement with the Company for the period from June 1997 to December 31, 1997 and for the fiscal year 1998.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.    OTHER INFORMATION

On May 4, 1998, the Company filed with the California Secretary of State an amendment to its Articles of Incorporation, changing the name of the Company to NewStar Media Inc.

The Company has been notified by Nasdaq that the Company is not in compliance with the new listing requirements established by Nasdaq because the Company does not have net tangible assets of at least $2 million or a market capitalization of $35 million or net income of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. Nasdaq has requested that the Company propose a plan to come into compliance with the listing requirements. On May 14, 1998, the Company submitted a plan to Nasdaq. There is no assurance that the plan submitted to Nasdaq will be acceptable to Nasdaq, in which case it is possible that Nasdaq may initiate steps to delist the Company's stock. If the stock is delisted, the liquidity of the stock would be materially adversely affected.

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

Date: May 15, 1998                 DOVE ENTERTAINMENT, INC.

                                   By /s/  Ronald Lightstone
                                      ------------------------------------
                                      Ronald Lightstone, President,
                                      Chief Executive Officer and Director

Date: May 15, 1998                 By /s/  Neil Topham
                                      ------------------------------------
                                      Neil Topham
                                      Chief Financial Officer

                            DOVE ENTERTAINMENT, INC.
                                INDEX TO EXHIBITS

     Exhibit
     Number
     ------


      27          Financial Data Schedule