Form 10QSB
period 1998-06-30
NEWSTAR MEDIA INC
filed 1998-08-04
CIK 930436

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                ----------------

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-24984
                               NEWSTAR MEDIA INC.
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

                      FORMER NAME: DOVE ENTERTAINMENT, INC.
       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE

                                ----------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the numbers of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 6,715,442 as of July 24, 1998.

           Transitional Small Business Disclosure Format (Check one):
                          Yes_______     No  X


================================================================================

PART I -- FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                        NEWSTAR MEDIA INC.
                                     CONSOLIDATED BALANCE SHEET
                                          JUNE 30, 1998

                                             ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                           $    364,000
   Accounts receivable, net of allowances of $851,000                                     4,088,000
   Inventory                                                                              2,752,000
   Film costs                                                                             2,844,000
   Prepaid expenses and other assets                                                        732,000
                                                                                       ------------
     Total current assets                                                                10,780,000

NON-CURRENT ASSETS
   Production masters                                                                     1,438,000
   Film costs, net                                                                        3,289,000
   Property and equipment, net                                                            3,765,000
   Goodwill and other assets                                                              5,918,000
                                                                                       ------------
     Total non-current assets                                                            14,410,000
                                                                                       ------------
     Total assets                                                                      $ 25,190,000
                                                                                       ============

                              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses                                               $  7,438,000
   Notes payable                                                                          2,659,000
   Due to related party                                                                       8,000
   Royalties payable                                                                        497,000
   Advances and deferred income                                                           2,246,000
   Accrued dividends                                                                        589,000
                                                                                       ------------
     Total current liabilities                                                           13,437,000

NON-CURRENT LIABILITIES
   Notes payable, less current portion                                                   10,174,000
   Accrued liabilities                                                                      710,000
                                                                                       ------------
     Total non-current liabilities                                                       10,884,000
                                                                                       ------------
     Total liabilities                                                                   24,321,000


SHAREHOLDERS' EQUITY
   Preferred stock $.01 par value; 2,000,000 shares authorized and
     220,087 shares issued and outstanding, liquidation preference $7,419,000                 2,000
   Common stock $.01 par value; 20,000,000 shares authorized and
     6,715,442 shares issued and outstanding                                                 67,000
   Additional paid-in capital                                                            28,556,000
   Accumulated deficit                                                                  (27,756,000)
                                                                                       ------------
     Total shareholders' equity                                                             869,000
                                                                                       ------------
     Total liabilities and shareholders' equity                                        $ 25,190,000
                                                                                       ============

           See accompanying notes to consolidated financial statements

                               NEWSTAR MEDIA INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Quarter Ended June 30,
                                                                    ---------------------------------
                                                                        1998                  1997
                                                                    -----------           -----------
Revenues
   Publishing, net                                                  $ 1,966,000           $ 2,678,000
   Film                                                               5,654,000             1,081,000
                                                                    -----------           -----------
                                                                      7,620,000             3,759,000
Less: Cost of sales

   Publishing                                                         1,318,000             3,019,000
   Film                                                               3,910,000             1,084,000
                                                                    -----------           -----------
                                                                      5,228,000             4,103,000
                                                                    -----------           -----------
Gross profit / (loss)                                                 2,392,000              (344,000)

Less:  Selling, general and administrative expenses                   2,734,000             2,860,000
       Employee separation costs                                             --             1,614,000
                                                                    -----------           -----------

                                                                      2,734,000             4,474,000
                                                                    -----------           -----------
Loss from operations                                                   (342,000)           (4,818,000)
Less:  Interest expense, net                                            155,000                57,000
                                                                    -----------           -----------
Loss before income taxes                                               (497,000)           (4,875,000)

Less:  Income tax expense                                                 2,000                14,000
                                                                    -----------           -----------
Net loss                                                            $  (499,000)          $(4,889,000)
                                                                    ===========           ===========

Basic and diluted loss attributable to common shareholders          $  (606,000)          $(5,918,000)
                                                                    ===========           ===========


Basic and diluted loss per common share                             $     (0.09)          $     (1.07)
                                                                    ===========           ===========

Weighted average number of common shares outstanding                  6,664,000             5,550,000
                                                                    ===========           ===========

           See accompanying notes to consolidated financial statements

                               NEWSTAR MEDIA INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Six Months Ended June 30,
                                                                    -----------------------------------
                                                                        1998                   1997
                                                                    ------------           ------------
Revenues
   Publishing, net                                                  $  3,515,000           $  3,746,000
   Film                                                                6,798,000              2,674,000
                                                                    ------------           ------------
                                                                      10,313,000              6,420,000
Less:  Cost of sales

   Publishing                                                          2,504,000              4,629,000
   Film                                                                4,854,000              3,227,000
                                                                    ------------           ------------
                                                                       7,358,000              7,856,000
                                                                    ------------           ------------
Gross profit / (loss)                                                  2,955,000             (1,436,000)

Less:  Selling, general and administrative expenses                    4,913,000              5,047,000
       Employee separation costs                                              --              1,614,000
                                                                    ------------           ------------

                                                                       4,913,000              6,661,000
                                                                    ------------           ------------
Loss from operations                                                  (1,958,000)            (8,097,000)
Less:  Interest expense, net                                             302,000                193,000
                                                                    ------------           ------------
Loss before income taxes                                              (2,260,000)            (8,290,000)

Less:  Income tax expense                                                  2,000                 23,000
                                                                    ------------           ------------
Net loss                                                            $ (2,262,000)          $ (8,313,000)
                                                                    ============           ============

Basic and diluted loss attributable to common shareholders          $ (2,475,000)          $ (9,464,000)
                                                                    ============           ============


Basic and diluted loss per common share                             $      (0.37)          $      (1.75)
                                                                    ============           ============

Weighted average number of common shares outstanding                   6,669,000              5,414,000
                                                                    ============           ============

           See accompanying notes to consolidated financial statements

                               NEWSTAR MEDIA INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Six Months Ended June 30,
                                                                            ---------------------------------
                                                                                1998                  1997
                                                                            -----------           -----------
OPERATING ACTIVITIES
   Net loss                                                                 $(2,262,000)          $(8,313,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation                                                                 269,000               273,000
   Amortization of goodwill                                                     126,000               126,000
   Amortization of production masters                                           794,000             2,359,000
   Amortization of film costs                                                 4,022,000             3,227,000
   Changes in operating assets and liabilities
     Accounts receivable                                                     (2,015,000)            1,095,000
     Inventory                                                                  285,000              (147,000)
     Prepaid expenses                                                          (228,000)              144,000
     Income taxes                                                                    --               172,000
     Expenditures for production masters                                       (705,000)           (1,557,000)
     Film costs                                                              (8,511,000)           (6,519,000)
     Accounts payable and accrued expenses                                      892,000             1,650,000
     Advances and deferred revenue                                            1,722,000             2,881,000
     Other                                                                       19,000                16,000
                                                                            -----------           -----------
        Net cash used in operating activities                                (5,592,000)           (4,593,000)
                                                                            -----------           -----------

INVESTING ACTIVITIES
   Purchases of property and equipment                                          (99,000)               (9,000)
                                                                            -----------           -----------
     Net cash used in investing activities                                      (99,000)               (9,000)
                                                                            -----------           -----------

FINANCING ACTIVITIES
   Proceeds from sale of preferred stock                                             --             4,879,000
   Proceeds of bank borrowings                                                5,753,000                    --
   Proceeds from exercise of options                                                 --                 3,000
   Repayments of bank borrowings and notes payable                                   --              (462,000)
                                                                            -----------           -----------
     Net cash provided by financing activities                                5,753,000             4,420,000
                                                                            -----------           -----------
     Net decrease in cash and cash equivalents                                   62,000              (182,000)
Cash and cash equivalents at beginning of the period                            302,000               390,000
                                                                            -----------           -----------
Cash and cash equivalents at end of the period                              $   364,000           $   208,000
                                                                            ===========           ===========

SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid for interest                                                   $   113,000           $   195,000
   Refunds received for income taxes                                        $        --               162,000
NON-CASH TRANSACTIONS
   Common stock issued as payment for consulting fees
     to related party                                                       $   300,000           $        --
   Preferred stock dividends accrued                                        $   213,000           $   100,000


           See accompanying notes to consolidated financial statements

                               NEWSTAR MEDIA INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION, ORGANIZATION AND BUSINESS

The accompanying consolidated financial statements of NewStar Media Inc., formerly known as Dove Entertainment, Inc. (the "Company"), are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB, for the fiscal year ended December 31, 1997. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of results to be expected for the full year.

The Company is a diversified entertainment company primarily engaged in publication of audio and printed books, the production of television programming through its wholly-owned subsidiary Dove Four Point, Inc. ("NewStar Television"), and the distribution of feature films and television product, both domestically and internationally.

The Company acquires audio publishing rights for specific titles or groups of titles for audio production and distribution, primarily in the United States of America.

NewStar Television is an independent production company which develops and produces television productions for which rights are controlled by NewStar Television. In addition, NewStar Television is a producer-for-hire in connection with a creative concept and literary property owned by another party to produce all forms of television productions, including pilots, series, telefilms, miniseries, talk shows and game shows for network, cable and syndicated production.

At the Company's Annual Meeting of Shareholders held on April 30, 1998, shareholders approved a change of the Company's name to NewStar Media Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NET LOSS PER COMMON SHARE

SFAS No. 128, "Earnings per Share", is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 replaces Accounting Principles Board Opinion ("APB") No. 15 and simplifies the computation of earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company, similar to fully diluted EPS under APB No. 15. The statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. The Company adopted SFAS No. 128 for the financial statements ended June 30, 1998. SFAS No. 128 had no impact on the previously reported loss per share. Dilutive securities have been omitted from the diluted calculation since they are anti-dilutive.

The net loss utilized in the calculation of net loss per common share is increased by the following:

                                                    1998                1997
                                                 ----------          ----------
Quarter ended June 30,
   Accrued dividends on Preferred Stock          $  107,000          $   84,000
   Imputed dividends on Preferred Stock                  --             945,000
                                                 ----------          ----------
   Total                                         $  107,000           1,029,000
                                                 ----------          ----------

Six months ended June 30,
   Accrued dividends on Preferred Stock          $  213,000          $  100,000
   Imputed dividends on Preferred Stock                  --             987,000
                                                 ----------          ----------
   Total                                         $  213,000           1,087,000
                                                 ----------          ----------

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

RECLASSIFICATION

Certain prior year accounts have been reclassified to conform to the current year's presentation.

NOTE 3 - PROPERTY AND EQUIPMENT
A summary of property and equipment at June 30, 1998 is as follows:

Land                                                                  $  502,000
Building                                                               2,161,000
Furniture, fixtures and equipment                                      2,511,000
Leasehold improvements                                                     6,000
                                                                      ----------
  Total                                                                5,180,000
Less:  Accumulated depreciation and amortization                       1,415,000
                                                                      ----------
                                                                      $3,765,000
                                                                      ==========


NOTE 4 - PRODUCTION MASTERS

Production masters, net of accumulated amortization at June 30, 1998 consist of the following:

Released titles                                                       $  905,000
Unreleased titles                                                        533,000
                                                                      ----------
Total                                                                 $1,438,000
                                                                      ==========


NOTE 5 - FILM COSTS

Film costs, net of accumulated amortization at June 30, 1998 consist of the following:

   Current:      Television projects in development and production               $2,844,000
   Non-current:  Television and theatrical projects released less accumulated
                 amortization                                                     3,289,000
                                                                                 ----------
   Total                                                                         $6,133,000
                                                                                 ==========

As of June 30, 1998 approximately 90% of the unamortized balance of film costs will be amortized within the next three-year period based upon the Company's revenue estimates at that date.

NOTE 6 - INCOME TAXES

Income taxes are computed in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Company provides for income taxes during interim reporting periods based upon an estimate of its annual effective tax rate. This estimate includes all anticipated federal, state and foreign income taxes.

SFAS No. 109 requires that a valuation allowance be recorded against tax assets which are not likely to be realized. Due to the uncertainty of their ultimate realization based upon past earnings performance and the expiration dates of carryforwards, the Company has established a valuation allowance against these tax assets except to the extent that they are realizable through carrybacks. Realization of additional amounts is entirely dependent upon future earnings in specific tax jurisdictions. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carryforwards will be recorded in future operations as a reduction of the Company's income tax expense. At June 30, 1998, the Company had net deferred tax assets of approximately $10,342,000 against which a valuation allowance had been fully recorded.

NOTE 7 - NOTES PAYABLE

Notes payable at June 30, 1998 consist of the following:

Current portion of notes payable:
   Long term mortgage note payable                                   $    48,000
   Capitalized leases                                                     16,000
   Chase Manhattan Bank "Futuresport" production loan                  2,595,000
                                                                     -----------
   Total current portion of notes payable                              2,659,000

Non-current notes payable:
   Chase Manhattan Bank revolving credit loan                          8,389,000
   Long-term mortgage note payable, less current portion               1,758,000
   Capitalized leases                                                     27,000
                                                                     -----------
   Total non-current notes payable                                    10,174,000
                                                                     -----------
   Total notes payable                                               $12,833,000
                                                                     ===========

The long term mortgage note payable to Asahi Bank of California is secured by a deed of trust on the Company's principal office building, 8955 Beverly Boulevard, Los Angeles, CA 90048, and bears interest at a fixed rate of 8% per annum. The loan matures in April 2001 and provides for a 20 year maturity amortization payment rate through April 2001 with a repayment of the remaining outstanding principal amount at that time.

On November 12, 1997, the Company entered into an agreement with The Chase Manhattan Bank ("Chase Bank") providing the Company with an $8,000,000 loan facility for working capital purposes ("Chase Loan"), increased in July 1998 to $10,000,000. The Chase Loan is secured by substantially all of the Company's assets, other than the Company's building. The Chase Loan runs for three years until November 4, 2000. The Chase Loan establishes a "Borrowing Base" comprised of: (1) 35% of an independent valuation of the Company's audio library, (2) 85% of the Company's eligible receivables and (3) 30% of the Company's finished goods audio and book inventory. At any time, the Company may borrow or have letters of credit issued up to the Borrowing Base. In addition, the Company may borrow or have letters of credit issued for an additional $4,000,000 (provided the aggregate amount borrowed does not exceed $10,000,000) with the consent and guarantee of Media Equities International L.L.C. ("MEI"). The Chase Loan provides for interest at the bank prime rate (8-1/2% at June 30, 1998) plus 2% per annum or the bank's LIBOR rate (5.7 % six month rate at June 30, 1998) plus 3% per annum, at the option of the Company. Both rates are applicable to draw-downs on the Chase Loan at June 30, 1998. In addition, unused commitment fees are payable at 1/2% per annum. The Chase Loan contains various covenants to which the Company must adhere including limitations on additional indebtedness, investments, acquisitions, capital expenditures and sale of assets, restrictions on the payment of dividends and distributions to shareholders, and various financial compliance tests. The Company was not in compliance with certain of the financial compliance tests at December 31, 1997 and June 30, 1998 but received waiver and amendment from Chase Bank. At June 30, 1998, the Company had borrowed $8,389,000 against the facility. In addition, Chase Bank has provided letters of credit for $816,000.

In February 1998, the Company entered into an agreement with Chase Bank providing the Company with an additional loan of a maximum of $3,289,000 for the purpose of partly financing the made for television motion picture "Futuresport" ("Futuresport Loan"). The Futuresport Loan is incorporated into the Chase Loan under the same terms and conditions as the Chase Loan. The Futuresport Loan is secured by "Futuresport" and related license agreements. The Futuresport Loan is repayable in September 1998.

On July 14, 1998, the Company entered into an agreement with Apollo Partners LLC, whereby the Company borrowed $1,500,000 secured by a second mortgage on the Company's principal office building, 8955 Beverly Boulevard, Los Angeles ("Apollo Loan"). The Apollo Loan provides for interest at the bank prime rate (8-1/2% at June 30, 1998) plus 2% per annum. The Apollo Loan is required to be repaid on the earlier of 180 days following July 21, 1998 or the sale of the Company's principal office building or earlier at the option of the Company.

NOTE 8 - RELATED PARTY TRANSACTIONS

Pursuant to an employment termination agreement entered into in 1997 ("Termination Agreement") with then principal shareholders and officers of the Company ("Former Principals"), the Company paid such Former Principals $81,000 during the quarter ended June 30, 1998 of which $54,000 was in the form of Series E Preferred Stock. The Termination Agreement provides for the Former Principals to receive combined monthly payments (the "Payments") of approximately $27,000, and medical insurance for 60 months from June 1997. In addition, they are entitled to each receive a car allowance for 24 months from June 1997 and reimbursement for certain medical and business expenses. Certain payments under, and other provisions of, the Termination Agreement are subject to arbitration proceedings.

To secure the Payments, the Company has issued into escrow 1,500 shares of its Series E Preferred Stock, convertible into shares of Common Stock to the extent set forth in the Certificate of Determination for the Series E Preferred Stock. The Series E Preferred Stock will be held in escrow and will not be released to the Former Principals except in the event of a default in the Payments by the Company. In the event of a default in the Payments by the Company, the Series E Preferred Stock will be released to the Former Principals, as the case may be, in an amount equal to the portion of the Payments unpaid as a result of default divided by the stated value of the Series E Preferred Stock. The Former Principals have registration rights pursuant to a registration rights agreement, dated June 10, 1997, among the Company and the Former Principals with respect to common stock into which Series E Preferred Stock received by them may be converted.

During the six months ended June 30, 1997, the Company made certain payments and entered into other transactions with the Former Principals and former directors as more fully described in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

During the quarter ended June 30, 1998, the Company paid directors fees of $1,000 to each of two independent directors.

The Company accrued the following fees payable to MEI:

                                                               1998              1997
                                                             --------          --------
Quarter ended June 30,
   Consulting fees pursuant to consulting agreement          $ 75,000          $ 75,000
   Guarantee fees pursuant to Chase Loan guarantee              7,000                --
                                                             --------          --------
   Total                                                     $ 82,000            75,000
                                                             --------          --------

Six months ended June 30,
   Consulting fees pursuant to consulting agreement          $150,000          $ 75,000
   Guarantee fees pursuant to Chase Loan guarantee             13,000                --
                                                             --------          --------
   Total                                                     $163,000            75,000
                                                             --------          --------


On January 2, 1998, the Company issued MEI 240,000 shares of Common Stock in payment of accrued and prepaid consulting fees amounting to $300,000. These shares were issued at fair market value.

Pursuant to guarantee agreements dated November 4, 1997, each of the principals of MEI (i.e. Messrs. Elkes, Gorman, Healy, Maggin and Lightstone) collectively guaranteed $ 3,035,000 borrowed under the Chase Loan. In order to secure the repayment of any amounts the MEI principals may be required to pay to Chase Bank under the guarantees, MEI has been granted a security interest in substantially all of the assets of the Company, other than the Company's building. Such security interest is junior to the security interest of Chase Bank which secures the Company's obligations under the Chase Loan.

On July 21, 1998, the Company entered into an agreement with Apollo Partners LLC, a partnership controlled by Messrs. Elkes and Gorman, whereby the Company borrowed $1,500,000 secured by a second mortgage on the Company's principal office building, 8955 Beverly Boulevard, Los Angeles ("Apollo Loan"). The Apollo Loan provides for interest at the bank prime rate (8-1/2% at June 30, 1998) plus 2% per annum. The Apollo Loan is required to be repaid on the earlier of 180 days following July 21, 1998 or the sale of the Company's principal office building or earlier at the option of the Company.

In January 1998, the Company and Mr. Ronald Ziskin, President of Dove Television, agreed to cancel an option to purchase 300,000 shares of Common Stock at an exercise price of $11.00 and in lieu thereof, the Company will grant Mr. Ziskin the option to purchase 150,000 shares of Common Stock at an exercise price of $1.50 per share. On May 6, 1998, the Company issued 107,407 shares of Common Stock to Mr. Ronald Lightstone, President and Chief Executive Officer representing vested shares pursuant to his Employment Agreement.

NOTE 9 - CAPITAL ACTIVITIES

COMMON STOCK

In March 1998, the Company issued 240,000 shares of Common Stock to MEI in payment of consulting fees. These shares were issued at fair market value.

STOCK OPTIONS AND WARRANTS

Options outstanding under the Company's stock incentive plan (the "Plan") at June 30, 1998 were as follows:

                                                              Weighted
                                                              Average
                     Number of             Exercise           Exercise
                      Shares                 Price             Price
                      ------                 -----             -----
                      88,000              $2.50-$6.00         $3.05


At June 30, 1998, options to acquire 77,998 shares of Common Stock under the Plan were exercisable.

In addition to the above options issued under the Plan, at June 30, 1998, the following options to acquire shares of Common Stock were outstanding:

   (1) 300,000 options at $11.00 per share issued in 1996 to one of the principals of Four Point Entertainment, Inc. as part of an employment agreement. None of these options were exercisable at June 30, 1998. In January 1998, the Company agreed with the holder of such options to cancel such options and in lieu thereof issue 150,000 options at $1.50 per share under the Plan fully vested.

   (2) 80,000 options issued in 1996 under the Plan, with an exercise price of $3.50 per share to the Company's public relations firm. The Company has terminated the agreement with the public relations firm.

On January 6, 1998, the Board approved the issuance of 601,500 options under the Plan to employees which were issued in July 1998.

Warrants outstanding as of December 31, 1997 and June 30, 1998 were as follows:

                                  Number of                                        Weighted
           Number of          Equivalent Common                                   Average
            Warrants               Shares                    Exercise Price     Exercise Price
           ---------          -----------------              --------------     --------------
           4,712,763             4,664,013                   $2.00-$12.00           $5.06

At June 30, 1998 warrants to acquire 4,664,013 Shares of common stock were exercisable.

NOTE 10 - MAJOR CUSTOMERS AND SUPPLIERS
Revenues, net of returns from Customers exceeding 10% of Company revenues were:

                                                        1998      1997
                                                        ----      ----
           Quarter ended June 30,                        68%       20%
           Six months ended June 30,                     60%       28%

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

FORWARD LOOKING STATEMENTS

Certain statements in this report, including those utilizing the phrases "will", "expects", "intends", "estimates", "contemplates", and similar phrases, are "forward-looking" statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended), including statements regarding, among other items, (i) the Company's growth strategy, (ii) the Company's intention to acquire or develop additional audio book, printed book and television product, (iii) the Company's intention to enter or broaden distribution markets, and (iv) the Company's ability to successfully implement its business strategy. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or be discussions of strategy that involve risks and uncertainties. Such forward- looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: uncertainty as to future operating results; growth and acquisition risks; certain risks relating to the entertainment industry; dependence on a limited number of projects; possible need for additional financing; potential for liability claims; dependence on certain outlets for publishing product; competition and legal proceedings and claims. Other factors which may materially affect actual results include, among others, the following: general economic and business conditions, industry capacity, changes in political, social and economic conditions and various other factors beyond the Company's control. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. See the relevant discussions elsewhere herein, in the Company's registration statement on Form S-3 (Registration No. 333-43527) and in the Company's periodic reports and other documents filed with the Securities and Exchange Commission for further discussions of these and other risks and uncertainties applicable to the Company and its business.

OVERVIEW

The Company commenced business in 1985 as one of the pioneers of the audio book industry and has become one of the leading independent producers (i.e., unaffiliated with any single book publisher) of audio books in the United States. The Company produces and distributes approximately 100 to 120 new titles annually and has built a library of approximately 1000 titles currently offered for sale. Through NewStar Television, the Company is engaged in the production and development of television programming. Other activities of the Company include a limited printed book publishing program and the distribution of feature films and television programming.

Revenues for the quarter ended June 30, 1998 were $7,620,000 compared with $3,759,000 for the same period in 1997. The Company incurred a net loss of $499,000 for the quarter compared to a net loss of $4,889,000 for the same period in 1997.

Revenues for the six months ended June 30, 1998 were $10,313,000 compared with $6,420,000 for the same period in 1997. The Company incurred a net loss of $2,262,000 for the six months compared to a net loss of $8,313,000 for the same period in 1997.

The increase in revenues was attributable to delivery of the television motion picture, "Futuresport", partly offset by lower publishing revenues due to a curtailed book publishing program. The reduced net loss was primarily attributable to (i) increased publishing margins due to lower production and distribution costs and reduced returns, (ii) profit from the delivery of "Futuresport" and (iii) the expensing of employee separation costs of $1,614,000 in 1997.

"Futuresport", starring Wesley Snipes, Dean Cain and Vanessa L. Williams was delivered to ABC Television in June 1998. NewStar Television has also entered into an agreement for the license of home video rights and is currently marketing international rights.

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

Substantially all of the Company's sales of audio and printed book products are and will continue to be subject to potential returns by distributors and retailers if not sold to the public. Although the Company makes allowances and reserves for returned product that it believes are adequate, significant increases in return rates can materially and adversely impact the Company's financial condition or results of operations.

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

RESULTS OF OPERATIONS
The following table sets forth divisional revenues and operating expenses as a percentage of total revenues:

                                                       Three Months Ended June 30,       Six Months Ended June 30,
                                                        1998                1997         1998                1997
                                                        ----                ----         ----                ----
REVENUES
   Publishing                                              26%                71%           34%                58%
   Television and Film                                     74                 29            66                 42
                                                          ---                ---           ---                ---
   Total                                                  100%               100%          100%               100%
                                                          ---                ---           ---                ---
OPERATING EXPENSES
   Publishing                                              17%                80%           24%                72%
   Television and Film                                     51                 29            47                 50
   Selling, general & administrative                       36                 76            48                 79
   Employee separation costs                               --                 43            --                 25
                                                          ---                ---           ---                ---
   Total                                                  104%               228%          119%               226%
                                                          ---                ---           ---                ---


       QUARTER ENDED JUNE 30, 1998 COMPARED TO QUARTER ENDED JUNE 30, 1997

Publishing

Revenues. Net publishing revenues for the quarter ended June 30, 1998 decreased $712,000 to $1,966,000 compared with $2,678,000 for the quarter ended June 30, 1997. The decrease in net publishing revenues was primarily attributable to a curtailed book publishing program compared with the same period in the prior year. Leading audio book publications during the current quarter included Flight of Eagles by Jack Higgins, Double Image by David Morrell, The Predators by Harold Robbins and Fortunes of War by Stephen Coonts.

Cost of Sales. Cost of sales for the quarter ended June 30, 1998 decreased $1,701,000 to $1,318,000 compared with $3,019,000 for the quarter ended June 30, 1997. The decrease was attributable to the lower revenues as described above, the decrease in returns of printed books, and lower production and distribution costs of audio books. Furthermore, cost of sales in 1997 included a one-time charge of $564,000 in respect of discontinued product. Cost of sales as a percentage of net publishing revenues decreased from 113% in the quarter ended June 30, 1997 to 67% for the quarter ended June 30, 1998.

Film and Television

Revenues. Film and television revenues for the quarter ended June 30, 1998 increased $4,573,000 to $5,654,000, compared with $1,081,000 for the quarter ended June 30, 1997. The increase was due to delivery of the television motion picture "Futuresport", delivered to ABC Television in June 1998.

Cost of sales. Film and television amortization for the quarter ended June 30, 1998 increased $2,826,000 to $3,910,000 compared with $1,084,000 for the quarter ended June 30, 1997. The increase was attributable to the cost of production of "Futuresport". In addition, cost of sales in 1997 included a one-time charge of $590,000 arising from a review of the film library. Cost of sales as a percentage of net film and television revenues decreased from 100% in the quarter ended June 30, 1997 to 69% for the quarter ended June 30, 1998.

General

Gross Profit / (Loss). The Company experienced a gross profit of $2,392,000 for the quarter ended June 30, 1998 versus a gross loss of $344,000 for the quarter ended June 30, 1997, resulting from the matters previously discussed regarding publishing and film revenues and cost of sales.

Selling, General and Administrative ("SG&A"). SG&A includes costs associated with selling, marketing and promoting the Company's products, as well as general corporate expenses including salaries, occupancy costs, professional fees, travel and entertainment. SG&A decreased to $2,734,000 for the quarter ended June 30, 1998 compared to $2,860,000 for the quarter ended June 30, 1997.

Net Interest Expense. Net interest expense for the quarter ended June 30, 1998 was $155,000 compared with $57,000 for the quarter ended June 30, 1997. The interest expense is primarily the result of increased utilization of the Chase Loan.

    SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Publishing

Revenues. Net publishing revenues for the six months ended June 30, 1998 decreased $231,000 to $3,515,000 compared with $3,746,000 for the six months ended June 30, 1997. The decrease in net publishing revenues was primarily attributable to a curtailed book publishing program compared with the same period in the prior year. Leading audio book publications during the current six months included Sudden Death by Robert B. Parker, Perfect Witness by Barry Siegel, The Last Hostage by John J. Nance, Irish Whiskey by Andrew M. Greeley, Flight of Eagles by Jack Higgins, Double Image by David Morrell, The Predators by Harold Robbins and Fortunes of War by Stephen Coonts.

Cost of Sales. Cost of sales for the six months ended June 30, 1998 decreased $2,125,000 to $2,504,000 compared with $4,629,000 for the six months ended June 30, 1997. The decrease was attributable to the decrease in returns of printed books during the six months ended June 30, 1998 together with lower production and distribution costs of audio books. Furthermore, cost of sales in 1997 included a one-time charge of $564,000 in respect of discontinued product. Cost of sales as a percentage of net publishing revenues decreased from 124% in the six months ended June 30, 1997 to 71% for the six months ended June 30, 1998.

Film and Television

Revenues. Film and television revenues for the six months ended June 30, 1998 increased $4,124,000 to $6,798,000, compared with $2,674,000 for the six months ended June 30, 1997. The increase primarily was due to delivery of the television movie "Futuresport" in June 1998. Revenues for the six months ended June 30, 1998 were also derived from completion of the second series of the syndicated production "Make Me Laugh" distributed by Buena Vista Television for the cable network Comedy Central.

Cost of sales. Film and television amortization for the six months ended June 30, 1998 increased $1,627,000 to $4,854,000 compared with $3,227,000 for the six months ended June 30, 1997 due primarily to the cost of production of "Futuresport". In addition, cost of sales in 1997 included a one-time charge of $590,000 arising from a review of the Company film library. Cost of sales as a percentage of net film and television revenues decreased from 121% in the six months ended June 30, 1997 to 71% for the six months ended June 30, 1998.

General

Gross Profit / (Loss). The Company experienced a gross profit of $2,955,000 for the six months ended June 30, 1998 versus a gross loss of $1,436,000 for the six months ended June 30, 1997, resulting from the matters previously discussed regarding publishing and film revenues and cost of sales.

Selling, General and Administrative. SG&A decreased to $4,913,000 for the six months ended June 30, 1998 compared to $5,047,000 for the six months ended June 30, 1997.

Net Interest Expense. Net interest expense for the six months ended June 30, 1998 was $302,000 compared with $193,000 for the six months ended June 30, 1997. The interest expense is primarily the result of increased utilization of the Chase Loan.

LIQUIDITY AND CAPITAL RESOURCES

On November 12, 1997, the Company entered into an agreement with Chase Bank providing the Company with an $8,000,000 loan facility for working capital purposes ("Chase Loan"). This facility was increased in July 1998 to $10,000,000. The Chase Loan is secured by substantially all of the Company's assets, other than the Company's building. The Chase Loan runs for three years until November 4, 2000. The Chase Loan establishes a "Borrowing Base" comprising: (1) 35% of an independent valuation of the Company's audio library, (2) 85% of the Company's eligible receivables and (3) 30% of the Company's finished goods audio and book inventory. At any time, the Company may borrow or have letters of credit issued up to the Borrowing Base. In addition, the Company may borrow or have letters of credit issued for a further $4,000,000 (provided the aggregate amount borrowed does not exceed $10,000,000) with the consent and guarantee of MEI. The Chase Loan provides for interest at the bank prime rate plus 2% per annum or the bank's LIBOR rate plus 3% per annum, at the option of the Company. In addition, unused commitment fees are payable at 1/2% per annum. The Chase Loan contains various covenants to which the Company must adhere including limitations on additional indebtedness, investments, acquisitions, capital expenditures and sale of assets, restrictions on the payment of dividends and distributions to shareholders, and various financial compliance tests. The Company was not in compliance with certain of the financial compliance tests at December 31, 1997 and June 30, 1998 but received waiver and amendment from Chase Bank. At June 30, 1998, the Company had borrowed $8,389,000 against the facility. In addition, Chase Bank has provided letters of credit for $816,000.

In February 1998, the Company entered into an agreement with Chase Bank providing the Company with an additional loan of a maximum of $3,289,000 for the purpose of partly financing the made for television motion picture "Futuresport" ("Futuresport Loan"). The Futuresport Loan is incorporated into the Chase Loan under the same terms and conditions as the Chase Loan. The Futuresport Loan is secured by "Futuresport" and related license agreements. The Futuresport Loan is repayable in September 1998 but the Company has entered into discussions with Chase Bank with a view to deferring repayment in accordance with expected cash receipts from the sale of home video and international rights for Futuresport. At June 30, 1998, $2,595,000 was outstanding against the facility.

On July 14, 1998, the Company entered into an agreement with Apollo Partners LLC, whereby the Company borrowed $1,500,000 secured by a second mortgage on the Company's principal office building, 8955 Beverly Boulevard, Los Angeles ("Apollo Loan"). The Apollo Loan provides for interest at the bank prime rate (8-1/2% at June 30, 1998) plus 2% per annum. The Apollo Loan is required to be repaid on the earlier of 180 days following July 21, 1998 or the sale of the Company's principal office building or earlier at the option of the Company.

The Company has historically experienced significant negative cash flows from operations, including $8,546,000 for the year ended December 31, 1997 and $5,601,000 for the six months ended June 30, 1998 - see "Financial Statements of the Company - Consolidated Statements of Cash Flows". Such negative cash flows have resulted from, among other things, use of working capital for expansion of audio and printed book publishing, development of television programming and the acquisition of theatrical motion picture product. The Company plans to significantly increase the level of activity in both its audio book and television production operations. In addition, the Company will consider acquisitions of properties or libraries or companies in related lines of business. It will be necessary to obtain additional capital in order to accomplish its growth objective. Such additional capital may be obtained through sales of equity securities, by obtaining debt financing or through the sale of assets. Even if the Company does not pursue its growth objective, if the Company is unable to realize anticipated revenues or if the Company incurs costs inconsistent with anticipated levels, the Company would need to obtain additional financing (through the sale of debt or equity securities, by obtaining additional bank financing or through the sale of certain assets), limit its commitments to new projects or possibly curtail its current operations. There is no assurance that any such additional financing will be available on acceptable terms.

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

As of July 30, 1998 the Company's unused sources of funds consisted primarily of approximately $417,000 in cash and $701,000 available under the Chase Loan. Any draw-downs of such currently available amounts under the Chase Loan are subject to approval and guarantee by MEI.

INFLATION

The Company does not believe its business and operations have been materially affected by inflation.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In June 1997, the Company was served with a complaint in an action entitled Michael Bass v. Penguin USA Inc., et al. (New York Superior Court Case No. 97-111143) (the "New York Bass Action"). The complaint alleged among other things that the contribution of Liza Greer (one of the authors) to the book "You'll Never Make Love In This Town Again" defamed Mr. Bass and violated his rights of publicity under New York statutes. The complaint sought damages of $70,000,000 for defamation and $20,000,000 for violation of the New York right of publicity statutes and an injunction taking the book out of circulation and prohibiting the use of Mr. Bass' name. The New York Bass Action was voluntarily stayed after Mr. Bass filed a similar action in the State of California entitled Michael Bass v. Penguin USA et. al. (California Superior Court Case No. SC049191) seeking essentially the same damages as in the New York Bass Action (the "California Bass Action"). The California Bass Action was dismissed with prejudice on July 6, 1998. However, there is no assurance that the plaintiff thereunder will not appeal the dismissal, or in the event of such an appeal, that the Company will prevail.

In July 1997, Michael Viner and Deborah Raffin Viner (the "Former Principals") commenced an arbitration against the Company. In their arbitration demand, the Former Principals claimed that they were owed in excess of $1 million by the Company relating to the motion picture entitled "Morning Glory". The Former Principals claimed that they were also entitled to the repayment of certain deferred amounts for producing and acting services rendered by them in connection with "Morning Glory" and to 50% of the profits. They claimed that a former director of the Company, Gerald Leider, is entitled to the other 50% of the profits. The Former Principals also asserted that from any recovery of a judgment confirming an arbitration award against Steven Stern and/or Sharmhill Productions relating to "Morning Glory" (the "Stern Judgment"), they are entitled to receive $1 million, as well as the deferred amounts and 50% of the profits. The Company asked the arbitrator to determine that the Former Principals are not entitled to any moneys or rights with respect to "Morning Glory", including from the proceeds of the Stern Judgment. On June 17, 1998, the arbitrator issued an order in which he ruled that the Former Principals were not entitled to repayment of such deferred amounts, to any percentage of the profits or to the $1,000,000 claimed by the Former Principals. The arbitrator also ruled that the Former Principals were not entitled to any proceeds from the Stern Judgment. The Former Principals requested that the arbitrator reconsider his ruling. The arbitrator determined on July 15, 1998 that there was no basis for reconsideration. The Company is not aware of any appeal by the Former Principals. In the event of such an appeal, there is no assurance that the Company will prevail.

In August 1997, the Former Principals commenced an arbitration against the Company seeking specific performance of, and alleging breach of, a termination agreement to which they and the Company are a party (the "Termination Agreement"), and claimed damages in excess of $165,000 and additional reimbursements allegedly due for other items. The Company believed that, with the exception of certain immaterial amounts which it expected to pay, it had good and meritorious defenses to the claims by the Former Principals and it filed its own claims against the Former Principals. On July 17, 1998, the arbitrator ruled in favor of the Company on some issues and in favor of the Former Principals on other issues, resulting in a net recovery by the Former Principals of approximately $30,000. The arbitrator also confirmed an earlier ruling that a provision of the Termination Agreement prohibiting the Former Principals from competing with the Company in the audio book business for a period of four years from June 10, 1997 is valid and enforceable, and enjoined and restrained the Former Principals from engaging in the audio book business during that period. The Former Principals have asserted that the arbitrator lacked jurisdiction to render the award and have objected to the arbitrator's rendering of the award. Notwithstanding such objection, the Former Principals have requested the arbitrator to reconsider portions of the award in which the arbitrator ruled in favor of the Company. The Company has requested the arbitrator to reconsider portions of the award in which the arbitrator ruled in favor of the Former Principals. There is no assurance that the Company will be successful in its request for reconsideration or that the Former Principals will not be successful in their request for reconsideration or their challenge to the arbitrator's jurisdiction to render the award, or that the Former Principals will not appeal, or in the event of such an appeal that the Company will prevail.

A settlement has been reached in the securities class action lawsuits pending against the Company and two former officers and directors and a Stipulation of Settlement was filed with the Los Angeles Superior Court in July 1998. The settlement has received preliminary court approval and is conditioned on certain contingencies and final court approval following notice to be provided to the plaintiff classes. Under the terms of the Stipulation of Settlement, all of the pending class actions will be dismissed and a settlement fund of $3.75 million will be created for the members of the proposed classes. The Stipulation of Settlement provides that the settlement does not constitute an admission of liability by the Company or any other party with respect to the matters alleged in the class actions. The full amount of the settlement and associated legal costs incurred by the Company to date have either been previously reserved for or covered by the Company's insurance carriers. The pending class actions consisted of three separate cases, Alan Field v. Dove Entertainment, Inc., et al. (Los Angeles Superior Court No. BC174659), Global Asset Allocation Consultants, L.L.C. v. Dove Entertainment, Inc., et al. (United States District Court for the Central District of California Civil Action No. 97-6253-WDK) and George, et al. v. Dove Entertainment, Inc. et al. (United States District Court for the Central District of California Civil Action No. 97-7482-R). Although the Company anticipates that the settlement will receive final court approval or that members of the plaintiff classes will not opt out of the settlement and pursue their own actions.

The Company has filed an appeal in the action entitled Greer v. Dove (Los Angeles Superior Court Case No. BC 160871) (the "Greer Action"). In order to file the appeal, the Company was required to post a bond in the amount of approximately $179,000 (i.e., 150% of the judgment amount). There is no assurance that the Company will prevail in such appeal. In June 1998, the Company was served with a complaint filed in Los Angeles Superior Court (Case No. BC193089) entitled Liza Greer v. NewStar Media Inc. for breach of contract, breach of fiduciary duty, breach of agreement, breach of the implied covenant of good faith and fair dealing and fraud, in connection with the book "You'll Never Make Love in this Town Again" and circumstances relating to the Greer Action. Ms. Greer claims, among other things, that she has suffered damages in excess of $1,000,000. The Company believes it has good and meritorious defenses to the action. Nevertheless, there is no assurance that the Company will prevail.

In May 1997, the Company was served with a complaint in an action entitled Kenneth Raskoff v. Dove (Los Angeles Superior Court Case No. BC171355) (the "Raskoff Action"). In June, 1998 the parties entered into a settlement agreement and the action was dismissed.

In July 1997, the Company was served with a complaint in an action entitled Steven A. Soloway v. Dove Entertainment, Inc., etc. et al. (Los Angeles Superior Court Case No. BC 175516) (the "Soloway Action"). Mr. Soloway is a former director and employee of the Company and sought damages of approximately $350,000 for breach of contract. Mr. Soloway claimed that he was entitled to declare his employment agreement terminated without cause and to receive has base salary through September 1999. In September 1997, Mr. Soloway obtained a writ of attachment for $350,000 in respect of his claims, for which the Company substituted an undertaking for the amount of the attachment. The Company filed a cross-complaint against Mr. Soloway for breach of fiduciary duty and legal malpractice asserting that Mr. Soloway fabricated a version of his employment agreement, submitted the fabricated version for inclusion in the Company's public documents, without authorization or approval drafted and signed on behalf of the Company an occupancy agreement pursuant to which the Former Principals unrightfully occupied the Company's offices, fabricated minutes of the Board and disclosed confidential information that he obtained as an officer. On July 21, 1998 a Judgment Pursuant to Terms of Settlement was filed with the Los Angeles Superior Court. Pursuant to the terms of the Settlement, Mr. Soloway received a cash payment of $150,000 and common stock of the Company valued at $38,000.

In addition to the above claims, the Company is a party to claims previously reported in its public filings and to various routine legal proceedings and claims incidental to its business.

During the quarter ended June 30, 1998, there have been no other material developments in legal proceedings pending against the Company or its properties and no other material legal proceedings against the Company or its properties were instituted or terminated (other than routine litigation that is incidental to the Company's business).

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In May 1998, the Company issued 26,492 shares of common stock to the Dove Entertainment, Inc. Cash or Deferred Profit Sharing Plan as the Company's required contribution for the period from August 1, 1997 to March 31, 1998.

Also in May 1998, the Company issued 107,407 shares of Common Stock to Ronald Lightstone, the Company's President and Chief Financial Officer, pursuant to the vesting schedule in Mr. Lightstone's employment agreement with the Company.

All of the shares issued were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Annual Meeting of Shareholders was held on April 30, 1998. The following matters were submitted to shareholders and received the following vote tabulation.

Amendment of the Company's Articles of Incorporation to change the name of the Company from Dove Entertainment, Inc. to NewStar Media Inc.:


5,588,201 votes for        1,950 votes against         0 votes abstaining  0 broker non-votes

Election of Directors to serve until the next Annual Meeting of Shareholders:

Terrence Elkes                 5,589,001 votes for        0 votes against           1,150 votes abstaining  0 broker non-votes
Ronald Lightstone              5,589,001 votes for        0 votes against           1,150 votes abstaining  0 broker non-votes
Bruce Maggin                   5,589,001 votes for        0 votes against           1,150 votes abstaining  0 broker non-votes
Lee Masters                    5,589,001 votes for        0 votes against           1,150 votes abstaining  0 broker non-votes
Steven Mayer                   5,589,001 votes for        0 votes against           1,150 votes abstaining  0 broker non-votes


Series B Director Nominees
Ken Gorman                     2,000,000 votes for        0 votes against           0 votes abstaining      0 broker non-votes
John T. Healy                  2,000,000 votes for        0 votes against           0 votes abstaining      0 broker non-votes


Ratification of KPMG Peat Marwick as the Company's auditors for fiscal years 1996 and 1997:

                               5,589,001 votes for        1,150 votes against       0 votes abstaining      0 Broker non-votes

ITEM 5. OTHER INFORMATION

On May 4, 1998, the Company filed with the California Secretary of State an amendment to its Articles of Incorporation, changing the name of the Company to NewStar Media Inc.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A)     Exhibits

        3.9 Certificate of Amendment of Articles of Incorporation of the Company filed with the Secretary of State of the State of California on May 4, 1998

        10.65 Loan Agreement, dated as of July 21, 1998, between NewStar Media Inc. and Dove Four Point, Inc. and Apollo Partners, LLC

        10.66 Deed of Trust, dated July 21, 1998, among NewStar Media Inc., Apollo Partners, LLC and North American Title Company

        27      Financial Data Schedule

       (B)      Reports on Form 8-K

A report on Form 8-K (dated June 9, 1998) was filed on June 19, 1998 reporting under Item 5 the notification by The Nasdaq Stock Market, Inc. of its determination that the Company's common stock would be delisted from the Nasdaq SmallCap Market on June 18, 1998, and the stay of such delisting pending the Company's requested hearing.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 3, 1998                  NEWSTAR MEDIA INC.

                                      By /s/  RONALD LIGHTSTONE
                                         ---------------------------------------
                                           Ronald Lightstone, President,
                                           Chief Executive Officer and Director

Date: August 3, 1998                  By /s/  NEIL TOPHAM
                                         ---------------------------------------
                                             Neil Topham
                                             Chief Financial Officer

                               NEWSTAR MEDIA, INC.
                                INDEX TO EXHIBITS

       Exhibit
       Number

        3.9 Certificate of Amendment of Articles of Incorporation of the Company filed with the Secretary of State of the State of California on May 4, 1998

        10.65   Loan Agreement, dated as of July 21, 1998, between NewStar Media
                Inc. and Dove Four Point, Inc. and Apollo Partners, LLC

        10.66   Deed of Trust, dated July 21, 1998, among NewStar Media Inc.,
                Apollo Partners, LLC and North American Title Company

        27      Financial Data Schedule
