Form 10QSB
period 1998-09-30
NEWSTAR MEDIA INC
filed 1998-11-16
CIK 930436

================================================================================

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                ----------------

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                         COMMISSION FILE NUMBER 0-24984

                               NEWSTAR MEDIA INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)
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

                                 (310) 786-1600
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE).

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                ----------------

   Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__  No_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

   State the numbers of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,337,625 as of October 1, 1998.

Transitional Small Business Disclosure Format (Check one):
Yes _____  No__X__

================================================================================

PART I

FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                               NEWSTAR MEDIA INC.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 1998
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                    $    210,000
  Accounts receivable, net of allowances of $607,000                              4,113,000
  Inventory                                                                       2,291,000
  Film costs                                                                         88,000
  Due from related party                                                             89,000
  Prepaid expenses and other assets                                                 800,000
                                                                               -------------
    Total current assets                                                          7,591,000

NON-CURRENT ASSETS
  Production masters                                                              1,400,000
  Film costs, net                                                                 4,940,000
  Property and equipment, net                                                     1,098,000
  Goodwill and other assets                                                       5,931,000
                                                                               -------------
    Total non-current assets                                                     13,369,000
                                                                               -------------
    Total assets                                                               $ 20,960,000
                                                                               =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                        $  5,645,000
  Notes payable                                                                      16,000
  Advances and deferred income                                                      195,000
  Accrued dividends                                                                 107,000
                                                                               -------------
    Total current liabilities                                                     5,963,000

NON-CURRENT LIABILITIES
  Notes payable, less current portion                                             6,322,000
  Accrued liabilities                                                               649,000
                                                                               -------------
    Total non-current liabilities                                                 6,971,000
                                                                               -------------
    Total liabilities                                                            12,934,000


SHAREHOLDERS' EQUITY
  Preferred stock $.01 par value; 2,000,000 shares authorized and
   220,060 shares issued and outstanding, liquidation preference $6,881,000           2,000

  Common stock $.01 par value; 20,000,000 shares authorized and
   11,337,625 shares issued and outstanding                                         113,000
  Additional paid-in capital                                                     35,269,000
  Accumulated deficit                                                           (27,358,000)
                                                                               -------------
    Total shareholders' equity                                                    8,026,000
                                                                               -------------
    Total liabilities and shareholders' equity                                 $ 20,960,000
                                                                               =============


           See accompanying notes to consolidated financial statements

                               NEWSTAR MEDIA INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                       Quarter Ended September 30,
                                                                   -----------------------------------
                                                                         1998                1997
                                                                   ----------------   ----------------
Revenues
  Publishing, net                                                  $     1,915,000    $     1,710,000
  Film                                                                   1,792,000          4,499,000
                                                                   ----------------   ----------------
                                                                         3,707,000          6,209,000
Less: Cost of sales
  Publishing                                                             1,089,000          1,599,000
  Film                                                                   1,601,000          3,985,000
                                                                   ----------------   ----------------
                                                                         2,690,000          5,584,000
                                                                   ----------------   ----------------
Gross profit                                                             1,017,000            625,000

Less: Selling, general and administrative expenses                       1,928,000          1,993,000
                                                                   ----------------   ----------------
Loss from operations                                                      (911,000)        (1,368,000)

Gain on sale of land and building                                        1,734,000                 --
                                                                   ----------------   ----------------
Income (loss) before interest                                              823,000         (1,368,000)

Less: Interest expense, net                                                318,000             92,000
                                                                   ----------------   ----------------
Net income (loss)                                                  $       505,000    $    (1,460,000)
                                                                   ================   ================

Basic income (loss) attributable to
 common shareholders                                               $       398,000    $    (2,586,000)
                                                                   ================   ================

Basic income (loss) per common share                               $           .05    $          (.42)
                                                                   ================   ================

Weighted average number of common shares outstanding                     8,596,000          6,120,000
                                                                   ================   ================

Diluted income (loss) attributable to fully diluted
 common shareholders                                               $       505,000    $    (1,460,000)
                                                                   ----------------   ----------------

Diluted income (loss) per common share                             $           .04    $          (.42)
                                                                   ================   ================

Weighted average number of fully diluted common shares
 outstanding                                                            11,814,000          6,120,000
                                                                   ================   ================

           See accompanying notes to consolidated financial statements

                               NEWSTAR MEDIA INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                      Nine Months Ended September 30,
                                                                   -----------------------------------
                                                                        1998                 1997
                                                                   ----------------   ----------------

Revenues
  Publishing, net                                                  $     5,430,000    $     5,456,000
  Film                                                                   8,590,000          7,173,000
                                                                   ----------------   ----------------
                                                                        14,020,000         12,629,000
Less: Cost of sales
  Publishing                                                             3,593,000          6,228,000
  Film                                                                   6,455,000          7,212,000
                                                                   ----------------   ----------------
                                                                        10,048,000         13,440,000
                                                                   ----------------   ----------------
Gross profit (loss)                                                      3,972,000           (811,000)

Less: Selling, general and administrative expenses                       6,841,000          7,040,000

      Employee separation costs                                                 --          1,614,000
                                                                   ----------------   ----------------
                                                                         6,841,000          8,654,000
                                                                   ----------------   ----------------
Loss from operations                                                    (2,869,000)        (9,465,000)

Gain on sale of land and building                                        1,734,000                 --
                                                                   ----------------   ----------------

Loss before interest and taxes                                          (1,135,000)        (9,465,000)

Less: Interest expense, net                                                620,000            285,000
                                                                   ----------------   ----------------
Loss before income taxes                                                (1,755,000)        (9,750,000)

Less: Income tax expense                                                     2,000             23,000
                                                                   ----------------   ----------------
Net loss                                                           $    (1,757,000)   $    (9,773,000)
                                                                   ================   ================

Basic and diluted loss attributable to common shareholders         $    (2,077,000)   $   (12,051,000)
                                                                   ================   ================

Basic and diluted loss per common share                            $          (.29)   $         (2.13)
                                                                   ================   ================

Weighted average number of common shares outstanding                     7,287,000          5,651,000
                                                                   ================   ================



           See accompanying notes to consolidated financial statements

                               NEWSTAR MEDIA INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                      Nine Months Ended September 30,
                                                                   -------------------------------------
                                                                         1998               1997
                                                                   ----------------   ----------------
OPERATING ACTIVITIES
  Net loss                                                         $    (1,757,000)   $    (9,773,000)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
  Depreciation and amortization                                            405,000            404,000
  Amortization of goodwill                                                 189,000            315,000
  Amortization of production masters                                     1,232,000          3,528,000
  Amortization of film costs                                             6,022,000          6,832,000
  Gain on sale of building and land                                     (1,734,000)                --
  Changes in operating assets and liabilities
    Accounts receivable                                                 (2,040,000)         1,126,000
    Inventory                                                              746,000           (250,000)
    Prepaid expenses and other assets                                     (372,000)                --
    Income taxes                                                                --            563,000
    Expenditures for production masters                                 (1,105,000)        (2,093,000)
    Film cost additions                                                 (9,406,000)        (7,000,000)
    Accounts payable and accrued expenses                                 (872,000)         2,306,000
    Advances and deferred revenue                                         (329,000)          (743,000)
    Other                                                                    5,000             (7,000)
                                                                   ----------------   ----------------
  Net cash used in operating activities                                 (9,016,000)        (4,792,000)
                                                                   ----------------   ----------------

INVESTING ACTIVITIES
  Proceeds from sale of property and equipment, net                      4,166,000                 --
  Purchase of property and equipment                                            --            (59,000)
                                                                   ----------------   ----------------
  Net cash provided by (used in) investing activities                    4,166,000            (59,000)
                                                                   ----------------   ----------------

FINANCING ACTIVITIES
  Proceeds from sale of preferred stock                                         --          4,879,000
  Proceeds of bank borrowings                                            7,849,000                 --
  Proceeds from exercise of options                                             --              3,000
  Repayments of bank borrowings and notes payable                       (8,591,000)          (541,000)
  Proceeds from sale of common stock                                     5,500,000                 --
  Proceeds of notes issued                                                      --            150,000
                                                                   ----------------   ----------------
  Net cash provided by financing activities                              4,758,000          4,491,000
                                                                   ----------------   ----------------
  Net decrease in cash and cash equivalents                                (92,000)          (360,000)
  Cash and cash equivalents at beginning of the period                     302,000            390,000
                                                                   ----------------   ----------------
  Cash and cash equivalents at end of the period                   $       210,000    $        30,000
                                                                   ================   ================



          See accompanying notes to consolidated financial statements.

                               NEWSTAR MEDIA INC.
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)


                                                                         Nine Months Ended September 30,
                                                                      -------------------------------------
                                                                             1998                 1997
                                                                      ----------------     ----------------
    SUPPLEMENTAL CASH FLOW INFORMATION
      Cash paid for interest                                          $       516,000      $       169,000
      Refunds received for income taxes                               $            --              361,000

    NON-CASH TRANSACTIONS
      Common stock issued as payment for consulting fees
       to related party                                               $       450,000      $            --
      Common stock issued as payment to vendors and other             $       753,000      $            --
       obligations
      Preferred stock dividends accrued                               $       320,000      $       230,000
      Preferred stock dividends paid in common stock                  $       589,000      $            --
      Common stock issued for the acquisition of audio
       publishing rights                                              $            --      $       475,000



           See accompanying notes to consolidated financial statements

                               NEWSTAR MEDIA INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION, ORGANIZATION AND BUSINESS

The accompanying consolidated financial statements of NewStar Media Inc. (the "Company") are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB, for the fiscal year ended December 31, 1997. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of results to be expected for the full year.

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

NewStar Television is an independent production company which develops and produces television productions for which rights are controlled by NewStar Television. In addition, NewStar Television is a producer-for-hire in connection with creative concepts and literary properties owned by other parties to produce all forms of television productions, including pilots, series, telefilms, miniseries, talk shows and game shows for network, cable and syndicated production.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NET LOSS PER COMMON SHARE

SFAS No. 128, "Earnings per Share", is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 replaces Accounting Principles Board Opinion ("APB") No. 15 and simplifies the computation of earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company, similar to fully diluted EPS under APB No. 15. The statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. Dilutive securities have been omitted from the diluted calculation where they are anti-dilutive.

The net income / (loss) utilized in the calculation of basic income / (loss) per common share is decreased / (increased) by the following:

                                                              1998                1997
                                                       ----------------     ----------------
    Quarter ended September 30,
      Accrued dividends on Preferred Stock             $       107,000      $       102,000
      Imputed dividends on Preferred Stock                          --            1,024,000
                                                       ----------------     ----------------
      Total                                            $       107,000      $     1,126,000
                                                       ----------------     ----------------

    Nine months ended September 30,
      Accrued dividends on Preferred Stock             $       320,000      $       202,000
      Imputed dividends on Preferred Stock                          --            2,076,000
                                                       ----------------     ----------------
       Total                                           $       320,000      $     2,278,000
                                                       ----------------     ----------------




The imputed dividends on Preferred Stock have been treated as an increase and decrease to Additional Paid-in Capital.

STOCK-BASED COMPENSATION

The Company has a stock incentive plan (the "Plan") which authorizes the granting of stock incentive awards ("Options") to qualified officers, employee directors, key employees and third parties providing valuable services to the Company. The company accounts for the Plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all Options on the date of grant or, alternately, allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 in accounting for its Plan, and accordingly, no compensation cost has been recognized.

Had the Company determined compensation cost based on the fair value at the grant date for its Options under SFAS No. 123, the Company's net income / (loss) would have been reduced / (increased) to the pro forma amounts indicated below:



                                       Quarter ended September 30,                  Nine months ended September 30,
                                   ----------------------------------           ------------------------------------
                                        1998                 1997                    1998                   1997
                                   -------------        -------------           -------------          -------------
    Net income (loss)
      As reported                      $398,000          $(2,586,000)            $(2,077,000)          $(12,051,000)
      Pro forma                        $377,000          $(2,724,000)            $(2,178,000)          $(12,465,000)

    Income (loss) per share
      As reported                          $.05                $(.42)                  $(.29)                $(2.13)
      Pro forma                            $.04                $(.45)                  $(.30)                $(2.20)



RECLASSIFICATION

Certain prior year accounts have been reclassified to conform to the current year's presentation.

NOTE 3 - INCOME TAXES

Income taxes are computed in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Company provides for income taxes during interim reporting periods based upon an estimate of its annual effective tax rate. This estimate includes all anticipated federal, state and foreign income taxes.

SFAS No. 109 requires that a valuation allowance be recorded against tax assets which are not likely to be realized. Due to the uncertainty of their ultimate realization based upon past earnings performance and the expiration dates of carryforwards, the Company has established a valuation allowance against these tax assets except to the extent that they are realizable through carrybacks. Realization of additional amounts is entirely dependent upon future earnings in specific tax jurisdictions. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carryforwards will be recorded in future operations as a reduction of the Company's income tax expense. At September 30, 1998, the Company had net deferred tax assets of approximately $10,142,000 against which a valuation allowance had been fully recorded.

NOTE 4 - RELATED PARTY TRANSACTIONS

Pursuant to an employment termination agreement entered into in 1997 ("Termination Agreement") with then principal shareholders and officers of the Company ("Former Principals"), the Company paid such Former Principals $81,000 during the quarter ended September 30, 1998 in the form of Series E Preferred Stock. The Termination Agreement provides for the Former Principals to receive combined monthly payments (the "Payments") of approximately $27,000, and medical insurance for 60 months from September 1997. In addition, they are entitled to each receive a car allowance for 24 months from September 1997 and reimbursement for certain medical and business expenses.

To secure the Payments, the Company has issued into escrow 1,500 shares of its Series E Preferred Stock, convertible into shares of Common Stock to the extent set forth in the Certificate of Determination for the Series E Preferred Stock. The Series E Preferred Stock will be held in escrow and will not be released to the Former Principals except in the event of a default in the Payments by the Company. In the event of a default in the Payments by the Company, the Series E Preferred Stock will be released to the Former Principals, as the case may be, in an amount equal to the portion of the Payments unpaid as a result of default divided by the stated value of the Series E Preferred Stock. The Former Principals have registration rights pursuant to a registration rights agreement, dated September 10, 1997, among the Company and the Former Principals with respect to common stock into which Series E Preferred Stock received by them may be converted.

During the nine months ended September 30, 1997, the Company made certain payments and entered into other transactions with the Former Principals and former directors as more fully described in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

During the nine months ended September 30, 1998, the Company paid directors fees of $1,000 to each of two independent directors.

MEI is a limited liability company, the principals of which are Terrence Elkes, Kenneth Gorman, John T. Healy, Ronald Lightstone and Bruce Maggin. Mr. Elkes is Chairman of the Board of the Company, Mr. Gorman is Vice-Chairman of the Board, Mr. Lightstone is a director and President and Chief Executive Officer of the Company and Messrs. Healy and Maggin are directors of the Company.

The Company accrued the following fees payable to MEI:



                                                                             1998                 1997
                                                                      ----------------     ----------------
    Quarter ended September 30,
      Consulting fees pursuant to consulting agreement                $        75,000      $        75,000
      Guarantee fees pursuant to Chase Loan guarantee                           6,000                   --
                                                                      ----------------     ----------------
       Total                                                          $        81,000               75,000
                                                                      ----------------     ----------------

    Nine months ended September 30,
      Consulting fees pursuant to consulting agreement                $       225,000      $       150,000
      Guarantee fees pursuant to Chase Loan guarantee                          19,000                    -
                                                                      ----------------     ----------------
      Total                                                           $       244,000              150,000
                                                                      ----------------     ----------------



The Company issued the following shares of Common Stock at fair market value to MEI in respect of consulting and guarantee fees:

      Date of Issue           Number of Shares          Amount of Fees
     ---------------          ----------------          --------------
     January 2, 1998               240,000                 $300,000
     August 17, 1998               102,000                 $150,000

Pursuant to guarantee agreements dated November 4, 1997, each of the principals of MEI had collectively guaranteed $ 2,574,000 and Messrs. Elkes, Gorman and Lightstone had collectively guaranteed $461,000 against borrowings under the Chase Loan to the extent such borrowing exceed the borrowing base as defined in the Chase Loan ("Borrowing Base"). At September 30, 1998, borrowings under the Chase Loan did not exceed the Borrowing Base. In order to secure the repayment of any amounts the MEI principals may be required to pay to Chase Bank under the guarantees, MEI has been granted a security interest in substantially all of the assets of the Company. Such security interest is junior to the security interest of Chase Bank which secures the Company's obligations under the Chase Loan.

In August 1998, the Company declared a dividend amounting to $589,000 in respect of preferred stock to MEI, such dividends being paid in the form of 392,854 shares of Common Stock. These shares were issued at fair market value.

In August 1998, the Company sold 3,824,757 shares of Common Stock to Messrs. Elkes, Gorman and Lightstone for cash of $5,500,000. The purchase price of the Common Stock was $1.438 per share. This sale of 3,824,757 shares of Common Stock was made pursuant to a plan of compliance submitted to the Nasdaq SmallCap Market ("NASDAQ") in order to maintain continued listing on NASDAQ. NASDAQ has further required that in order to maintain continued listing, on or before November 16, 1998, the Company must make a public filing with the Securities and Exchange Commission and NASDAQ that contains a September 30, 1998 balance sheet, with pro forma adjustments for any significant transactions or events occurring on or before the filing date, and evidencing a minimum of $2,700,000 in net tangible assets. In addition, on or before January 11, 1999, the Company must achieve a bid price of $1.00 per share or greater, and the closing bid price must meet or exceed $1.00 per share for a minimum of the next ten consecutive trading days.

As of September 30, 1998, the Company's balance sheet shows net tangible assets of $2,256,000 which is less than the $2,700,000 required by NASDAQ at that date for the continued listing of the Company's stock. After September 30, 1998, the Company issued shares of Common Stock, in two separate transactions, in order to meet NASDAQ's requirement that the Company achieve a minimum of $2,700,000 in net tangible assets on or before November 16, 1998. On November 13, 1998, the Company agreed to sell 472,879 shares of Common Stock to Apollo and Mr. Lightstone for cash of $340,000 at a purchase price of $0.719 per share. On November 11, 1998, the Company authorized the issuance of 189,146 shares of Common Stock to MEI at fair market value as payment of accrued preferred dividends. As a result of the two transactions, pro forma net tangible assets of the Company at September 30, 1998 are as follows:

                                                       September 30, 1998
                                                       ------------------

     Total shareholders' equity, as reported              $ 8,026,000
     Sale of 472,879 shares of common stock                   340,000
     Issue common stock for accrued preferred
     dividends                                                107,000
                                                          ------------
     Total shareholders' equity, pro forma                  8,473,000
     Less: Intangible assets                                5,770,000
                                                          ------------
     Net tangible assets, pro forma                       $ 2,703,000
                                                          ============


The Company issued the following shares of Common Stock to Ronald Lightstone, representing vested shares pursuant to his Employment Agreement:

              Date of Issue                 Number of Shares
             ---------------                ----------------
               May 6, 1998                      107,407
             August 17, 1998                     33,333

In January 1998, the Company and Ronald Ziskin, President of NewStar Television, agreed to cancel an option to purchase 300,000 shares of Common Stock at an exercise price of $11.00 and in lieu thereof, the Company, in September 1998, granted Mr. Ziskin the option to purchase 150,000 shares of Common Stock at an exercise price of $1.50 per share and a retroactive grant date of January 1998. The exercise price approximated the fair value of the Company's stock price at the date of the grant.

In July 1998, the Company entered into an agreement with Apollo Partners LLC, a partnership controlled by Messrs. Elkes and Gorman, whereby the Company borrowed $1,500,000 secured by a second mortgage on the Company's principal office building and land ("Apollo Loan"). The Apollo Loan was fully repaid in August 1998.

NOTE 5 - CAPITAL ACTIVITIES

COMMON STOCK

During the nine months ended September 30, 1998, the Company issued the following shares of Common Stock:

 Number of Shares      Consideration
 ----------------      -------------
     240,000           Consulting fees to MEI, $300,000.
     107,407           R. Lightstone Employment Agreement.
      26,492           401(K) Plan Matching Contribution.
     392,854           Preferred stock dividend, $589,000.
     102,042           Consulting and guarantee fees to MEI, $150,000.
      33,333           R. Lightstone Employment Agreement.
     206,432           Vendors paid in stock, $410,000.
   3,824,757           Mssrs. Elkes, Gorman and Lightstone for cash, $5,500,000.
      62,764           Conversion of Preferred Series E Stock

During the nine months ended September 30, 1998 the Company issued 135 shares of Series E Preferred Stock pursuant to the Termination Agreement, of which 108 shares were converted to 62,764 shares of Common Stock.

STOCK OPTIONS AND WARRANTS

On January 6, 1998, the Board approved the issuance of 601,500 options under the Plan to employees, such options being issued in July 1998.

Options outstanding under the Plan at September 30, 1998 were as follows:

                                                Weighted
                                                 Average
            Number of         Exercise          Exercise
              Shares           Price              Price
            ---------       ------------        --------
             609,000        $1.50- $6.00         $ 1.72

At September 30, 1998, options to acquire 201,333 shares of Common Stock under the Plan were exercisable.

Warrants outstanding at September 30, 1998 were as follows:

              Number of                               Weighted
          Equivalent Common                           Average
               Shares          Exercise Price      Exercise Price
          -----------------    --------------      --------------
             4,664,013         $2.00 - $12.00         $ 5.06



At September 30, 1998 warrants to acquire 4,664,013 shares of Common Stock were exercisable.

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

OVERVIEW

The Company commenced business in 1985 as one of the pioneers of the audio book industry and has become one of the leading independent producers (i.e., unaffiliated with any single book publisher) of audio books in the United States. The Company produces and distributes approximately 100 to 120 new titles annually and has built a library of approximately 1000 titles currently offered for sale. Additionally, the Company is engaged in the production and development of television programming. Other activities of the Company include a limited printed book publishing program and the distribution of feature films and television programming.

Revenues for the quarter ended September 30, 1998 were $3,707,000 compared with $6,209,000 for the same period in 1997. Net income for the quarter was $505,000 compared to a net loss of $1,460,000 for the same period in 1997.

Revenues for the nine months ended September 30, 1998 were $14,020,000 compared with $12,629,000 for the same period in 1997. The Company incurred a net loss of $1,757,000 for the nine months compared to a net loss of $9,773,000 for the same period in 1997.

The decrease in revenues for the quarter ended September 30, 1998 was primarily due to reduced television revenues due to timing of the delivery of television motion pictures. The increase in net income for the quarter was primarily due to an improvement in publishing gross margins as well as a gain of $1,734,000 recognized on the sale of the Company's principal office building and land.

The increase in revenues for the nine months ended September 30, 1998 compared to the same period in the prior year was due to a stronger television program. The reduced loss for the nine months was primarily due to the inclusion in 1997 of the write down of certain publishing assets to fair market value together with the expensing of $1,614,000 in non-recurring employee separation costs.

During the nine months ended September 30, 1998, the Company implemented its distribution agreement with UAV Corporation whereby re-packaged audio book product is marketed into mass market wholesale at competitive prices. Initial market testing has been carried out and the Company expects to further develop this area and in general, expand its audio book distribution into non-traditional areas.

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

The Company has a number of television concepts under development including two television motion pictures and one producer for hire television comedy series. While the overall television market continues to expand with the growth of new networks and cable channels, increasingly, networks are striving to acquire full ownership rights to new product as distinct from the traditional license basis. Consequently, the Company's focus in the development of television product is to link high-profile event type projects with high-profile talent that will be attractive to networks on a license basis.

From time to time, the Company may have several television projects in development and generally seeks to limit its financial risk in the production of television motion pictures and mini-series by pre-sales and licensing to third parties. The production of television programming has been sporadic over the last several years and significant variances in operating results from year-to-year and quarter-to-quarter can be expected for television programming revenues due to the variable demand for content from broadcast and cable networks.

RESULTS OF OPERATIONS

The following table sets forth divisional revenues and operating expenses as a percentage of total revenues:


                                            Three Months Ended September 30,              Nine Months Ended September 30,
                                          ------------------------------------          ------------------------------------
                                                1998                   1997                   1998                  1997
                                                ----                   ----                   ----                  ----
    REVENUES
      Publishing                                     52%                    28%                    39%                    43%
      Television and film                            48                     72                     61                     57
                                           -------------          -------------          -------------          -------------
      Total                                         100%                   100%                   100%                   100%
                                           -------------          -------------          -------------          -------------
    OPERATING EXPENSES
      Publishing                                     20%                    26%                    23%                    49%
      Television and film                            30                     64                     41                     57
      Selling, general & administrative              35                     32                     43                     56
      Employee separation costs                      --                     --                     --                     13
                                           -------------          -------------          -------------          -------------
      Total                                          85%                   122%                   107%                   175%
                                           -------------          -------------          -------------          -------------


QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1997
-----------------------------------------------------------------------------

Publishing
----------

REVENUES. Net publishing revenues for the quarter ended September 30, 1998 increased $205,000 to $1,915,000 compared with $1,710,000 for the quarter ended September 30, 1997 with the increase being attributable to a higher volume of new titles published. Leading audio book publications during the current quarter included AMERICAN DREAMS by John Jakes, RATTLESNAKE CROSSING by T.A. Jance and APE WHO GUARDS THE BALANCE by Elizabeth Peters.

COST OF SALES. Cost of sales for the quarter ended September 30, 1998 decreased $510,000 to $1,089,000 from $1,599,000 for the quarter ended September 30, 1997.
The decrease was attributable to a decrease in the number and rate of returns of printed books and lower production and distribution costs of audio books. Furthermore, cost of sales in 1997 included a one-time charge of $564,000 in respect of discontinued product. Cost of sales as a percentage of net publishing revenues decreased from 94% in the quarter ended September 30, 1997 to 57% for the quarter ended September 30, 1998.

Film and Television
-------------------

REVENUES. Film and television revenues for the quarter ended September 30, 1998 decreased $2,707,000 to $1,792,000 from $4,499,000 for the quarter ended September 30, 1997. The decrease was primarily due to the timing of delivery of television motion pictures.

COST OF SALES. Film and television amortization for the quarter ended September 30, 1998 decreased $2,384,000 to $1,601,000 from $3,985,000 for the quarter ended September 30, 1997. The decrease was attributable to the decrease in film and television revenues. Cost of sales as a percentage of net film and television revenues was 89% for each of the quarters ended September 30, 1997 and 1998.

General
-------

GROSS PROFIT. The Company experienced a gross profit of $1,017,000 for the quarter ended September 30, 1998 compared to $625,000 for the quarter ended September 30, 1997, resulting from the matters previously discussed regarding publishing and film revenues and cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). SG&A includes costs associated with selling, marketing and promoting the Company's products, as well as general corporate expenses including salaries, occupancy costs, professional fees, travel and entertainment. SG&A decreased to $1,928,000 for the quarter ended September 30, 1998 from $1,993,000 for the quarter ended September 30, 1997.

NET INTEREST EXPENSE. Net interest expense for the quarter ended September 30, 1998 was $318,000 compared with $92,000 for the quarter ended September 30, 1997. The increase in net interest expense is primarily the result of increased utilization of the Chase Loan and Futuresport Loan.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------
1997
----

Publishing
----------

REVENUES. Net publishing revenues for the nine months ended September 30, 1998 decreased $26,000 to $5,430,000 from $5,456,000 for the nine months ended September 30, 1997. Leading audio book publications during the current nine months included SUDDEN MISCHIEF by Robert B. Parker, FLIGHT OF EAGLES by Jack Higgins, DOUBLE IMAGE by David Morrell, and FORTUNES OF WAR by Stephen Coonts.

COST OF SALES. Cost of sales for the nine months ended September 30, 1998 decreased $2,635,000 to $3,593,000 from $6,228,000 for the nine months ended September 30, 1997. The decrease was attributable to the decrease in the number and rate of returns of printed books during the nine months ended September 30, 1998 together with lower production and distribution costs of audio books. Furthermore, cost of sales in 1997 included a one-time charge of $564,000 in respect of discontinued product. Cost of sales as a percentage of net publishing revenues decreased from 114% in the nine months ended September 30, 1997 to 66% for the nine months ended September 30, 1998.

Film and Television
-------------------

REVENUES. Film and television revenues for the nine months ended September 30, 1998 increased $1,417,000 to $8,590,000, from $7,173,000 for the nine months ended September 30, 1997. The increase primarily was due to higher revenues associated with network license fees and home video revenues from the television movie "Futuresport" in September 1998 compared to network license fees from the delivery of "Unwed Father" in 1997. Revenues for the nine months ended September 30, 1998 were also derived from completion of the second series of the syndicated production "Make Me Laugh" distributed by Buena Vista Television for the cable network Comedy Central.

COST OF SALES. Film and television amortization for the nine months ended September 30, 1998 decreased $757,000 to $6,455,000 from $7,212,000 for the nine months ended September 30, 1997 due primarily to the inclusion of cost of sales in 1997 of a one-time charge of $590,000 arising from a review of the Company film library. Cost of sales as a percentage of net film and television revenues decreased from 101% in the nine months ended September 30, 1997 to 75% for the nine months ended September 30, 1998.

General
-------

GROSS PROFIT/(LOSS). The Company experienced a gross profit of $3,972,000 for the nine months ended September 30, 1998 compared to a gross loss of $811,000 for the nine months ended September 30, 1997, resulting from the matters previously discussed regarding publishing and film revenues and cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE. SG&A decreased to $6,841,000 for the nine months ended September 30, 1998 from $7,040,000 for the nine months ended September 30, 1997.

NET INTEREST EXPENSE. Net interest expense for the nine months ended September 30, 1998 was $620,000 compared with $285,000 for the nine months ended September 30, 1997. The increase in net interest expense is primarily the result of increased utilization of the Chase Loan and Futuresport Loan.


LIQUIDITY AND CAPITAL RESOURCES

On November 12, 1997, the Company entered into an agreement with Chase Bank providing the Company with an $8,000,000 loan facility for working capital purposes ("Chase Loan"). This facility was increased in July 1998 to $10,000,000. The Chase Loan is secured by substantially all of the Company's assets. The Chase Loan runs for three years until November 4, 2000. The Chase Loan establishes a "Borrowing Base" comprising: (1) 35% of an independent valuation of the Company's audio library, (2) 85% of the Company's eligible receivables and (3) 30% of the Company's finished goods audio and book inventory. At any time, the Company may borrow or have letters of credit issued up to the Borrowing Base. In addition, the Company may borrow or have letters of credit issued for a further $4,000,000 (provided the aggregate amount borrowed does not exceed $10,000,000) with the consent and guarantee of the principals of MEI. The Chase Loan provides for interest at the bank prime rate plus 2% per annum or the bank's LIBOR rate plus 3% per annum, at the option of the Company. In addition, unused commitment fees are payable at 1/2% per annum. The Chase Loan contains various covenants to which the Company must adhere including limitations on additional indebtedness, investments, acquisitions, capital expenditures and sale of assets, restrictions on the payment of dividends and distributions to shareholders, and various financial compliance tests. The Company was not in compliance with certain of the financial compliance tests at December 31, 1997 but received a waiver and an amendment from Chase Bank. At September 30, 1998, the Company had borrowed $6,298,000 against the facility. In addition, Chase Bank has provided letters of credit for $460,000.

In February 1998, the Company entered into an agreement with Chase Bank providing the Company with an additional loan of a maximum of $3,289,000 for the purpose of partly financing the made for television motion picture "Futuresport" ("Futuresport Loan"). The Futuresport Loan was fully repaid in September 1998.

In July 1998, the Company entered into an agreement with Apollo Partners LLC, whereby the Company borrowed $1,500,000 secured by a second mortgage on the Company's principal office building and land ("Apollo Loan"). The Apollo Loan was fully repaid in September 1998.

In September 1998, the long-term mortgage note payable to Asahi Bank of California was fully repaid following the sale of the Company's principal office building and land.

The Company has historically experienced significant negative cash flows from operations, including $7,282,000 for the year ended December 31, 1997 and $9,016,000 for the nine months ended September 30, 1998 - see "Financial Statements of the Company - Consolidated Statements of Cash Flows". Such negative cash flows have resulted from, among other things, losses from operations, use of working capital for expansion of audio and printed book publishing, development of television programming and the acquisition of theatrical motion picture product. The Company plans to significantly increase the level of activity in both its audio book and television production operations. In addition, the Company will consider acquisitions of properties or libraries or companies in related lines of business. It will be necessary to obtain additional capital in order to accomplish its growth objective. Such additional capital may be obtained through sales of equity securities, by obtaining debt financing or through the sale of assets. Even if the Company does not pursue its growth objective, if the Company is unable to realize anticipated revenues or if the Company incurs costs inconsistent with anticipated levels, the Company would need to obtain additional financing (through the sale of debt or equity securities, by obtaining additional bank financing or through the sale of certain assets), limit its commitments to new projects or possibly curtail its current operations. There is no assurance that any such additional financing will be available on acceptable terms.

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

As of October 31, 1998 the Company's unused sources of funds consisted primarily of approximately $274,000 in cash and $2,204,000 available under the Chase Loan. Any draw-downs of such currently available amounts under the Chase Loan are subject to approval and guarantee by the principals of MEI.

INFLATION

The Company does not believe its business and operations have been materially affected by inflation.

YEAR 2000

Some of the Company's financial business systems or those of its vendors or customers may have been written using two digits rather than four, to define the applicable year. As a result, those systems may have date-sensitive software that recognizes a date "00" as the year 1900 rather than 2000. If not modified or updated, this could cause system failure or miscalculations, potentially resulting in the temporary disruption of operations due to the inability to process certain transactions.

The Company has contracted with Mercedes Distribution to provide a full distribution service for its publishing operations. This distribution service includes complete computer systems needs for distribution of the Company's publishing operations together with information systems pertaining thereto. If Mercedes were to experience year 2000 problems, the Company could experience significant deterioration of operating efficiency. Mercedes Distribution has represented to the Company that such systems are year 2000 compliant.

The Company utilizes MAS 90, a widely available package system for its financial systems. The vendor of MAS 90 has represented to the Company that MAS 90 is year 2000 compliant.

The Company is in the process of determining the preparedness of key vendors and customers for year 2000 and expects to complete its review by March 1999.

The Company does not believe that year 2000 problems that may be experienced by its customers, suppliers and vendors (other than Mercedes) would result in a significant deterioration of operating efficiency. However, until the Company has completed its evaluation of the year 2000 issue, no assurance can be given that the Company will avoid deterioration of operating efficiency or programming costs because of year 2000 problems.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

A settlement has been agreed to in the securities class action lawsuits pending against the Company and two former officers and a Stipulation of Settlement was filed with the Los Angeles Superior Court in July 1998. Terms of the settlement were disclosed in the Company's Form 10-QSB for the quarter ended June 30, 1998. On October 6, 1998, the state court gave final approval to the settlement and entered judgment, dismissing the state court actions with prejudice in accordance with the Stipulation of Settlement. The settlement is conditioned on the happening of certain contingencies which include the judgment in the state court becoming final and non-appealable, the actions in the federal court being dismissed with prejudice and the federal court order becoming final and non-appealable. The pending class actions consist of three separate cases - Alan Field v. Dove Entertainment, Inc., et al. (Los Angeles Superior Court No. BC174659), Global Asset Allocation Consultants, L.L.C. v. Dove Entertainment, Inc., et al. (United States District Court for the Central District of California Civil Action No. 97-6253-WDK) and George, et al. v. Dove Entertainment, Inc. et al. (United States District Court for the Central District of California Civil Action No. 97-7482-R). Although the Company believes that the conditions to the settlement will be satisfied, there is no assurance that the conditions will be satisfied or that the settlement will be final.

In October 1998, the Company and Liza Greer agreed to a settlement of the disputes in the actions entitled Greer v. Dove (Los Angeles Superior Court Case No. BC 160871) (the "Greer Action") and Liza Greer v. NewStar Media Inc. (Los Angeles Superior Court Case No. BC 193089). The actions were previously reported in the Company's Form 10-QSB for the quarter ended June 30, 1998. Pursuant to the settlement agreement, the Company agreed to dismiss its appeal in the Greer Action, and both actions have been dismissed.

On July 10, 1998 an action entitled Palisades Pictures LLC, Nothing to Lose Productions Inc., CUB Films, Mark Severini, Eric Bross and Jeff Dowd v. Dove International, Inc., Dove Audio, Inc. and NewStar Media, Inc. was filed in Los Angeles County Superior Court (BC 194069). Plaintiffs allege breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty, interference with prospective economic advantage and promissory estoppel, arising out of an alleged distribution agreement pursuant to which Dove International, Inc. was to have distributed the motion picture "Nothing to Lose." Plaintiffs are seeking damages in excess of $1,000,000, plus punitive and exemplary damages. The Company believes that it has good and meritorious defenses to the action. Nevertheless, there is no assurance that the Company will prevail in the action.

On July 6, 1998, a first amended complaint in the action entitled Mattken Corp. and Gerald J. Leider v. NewStar Media, Inc. was filed in the Los Angeles County Superior Court (BC 191736). Mr. Leider is a former director of the Company. The plaintiffs allege breach of contract arising out of a purported agreement between Mr. Leider and the Company in connection with executive producer services on the motion picture "Morning Glory", and a purported sales agency agreement between Mattken Corp. and the Company. Plaintiffs are seeking in excess of $350,000. The Company believes that it has good and meritorious defenses to the action. Nevertheless, there is no assurance that the Company will prevail in the action.

In addition to the above claims, the Company is a party to claims previously reported in its public filings and to various routine legal proceedings and claims incidental to its business.

During the quarter ended September 30, 1998, there have been no other material developments in legal proceedings pending against the Company or its properties and no other material legal proceedings against the Company or its properties were instituted or terminated (other than routine litigation that is incidental to the Company's business).

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In August 1998, the Company issued the following shares of common stock of the Company to the persons indicated below:

i) 51,600 shares to Tin Man Enterprises in satisfaction of approximately $100,000 in payables;
ii) 94,118 shares to Custom Duplicating, Inc. in satisfaction of approximately $200,000 in payables;
iii) 41,106 shares to Leopold, Petrich & Smith in satisfaction of approximately $72,000 in payables;
iv) 19,608 shares to Steven Soloway as consideration for settlement of litigation in the amount of $38,000;
v) 68,028 shares to Media Equities International, LLC ("MEI") as payment of consulting fees in the amount of $100,000;
vi) 34,014 shares to MEI as payment of a guarantee fee in the amount of $50,000;
vii) 392,854 shares to MEI as payment of accrued dividends (plus interest thereon) on the preferred stock of the Company in the amount of $589,000;
viii) 33,333 shares to Ronald Lightstone, the Company's President and Chief Executive officer, pursuant to the vesting schedule in Mr. Lightstone's employment agreement with the Company;
ix) 62,764 shares to Michael Viner and Deborah Raffin upon conversion of convertible Series E Preferred Stock.

In August 1998, the Company sold the following shares of common stock to the persons indicated below pursuant to the Stock Purchase Agreement, dated as of July 30, 1998, among the Company, Apollo Partners, LLC and Ronald Lightstone:

i)     1,738,526 to Elkes Limited Partnership for $2,500,000;
ii)    1,738,526 to Gorman Limited Partnership for $2,500,000;
iii)   347,705 to Ronald Lightstone for $500,000

All of the shares issued were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

The Credit Security, Guaranty and Pledge Agreement, dated as of November 4, 1997, among the Company, the guarantors named therein and The Chase Manhattan Bank provides that the Company is prohibited from declaring cash dividends on its common stock unless the ratio of the earnings of the Company (before interest and taxes) to total interest of the Company is at least 20 to 1.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.  OTHER INFORMATION

Concurrently herewith, the Company is filing a report on Form 8-K discussing events having an effect on the continuation of the listing of the Company's Common Stock on The Nasdaq SmallCap Market and compliance with NASD Marketplace Rule 4310(c)(2).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A) Exhibits:
         10.68  Employment Agreement dated as of January 1, 1998, between
                 Dove Four Point, Inc. and Ron Ziskin.
         10.69 Incentive Stock Option Agreement, dated as of January 1, 1998, between NewStar Media Inc. and Ron Ziskin, on behalf of the Wedner-Ziskin Family Trust.
         27     Financial Data Schedule
     (B) Reports on Form 8-K

A report on Form 8-K (dated October 13, 1998) was filed on October 16, 1998 reporting under Item 5 the continued listing of the Company's common stock on the Nasdaq SmallCap Market subject to the satisfaction of certain conditions.

A report on Form 8-K (dated September 4, 1998) was filed on September 4, 1998 reporting under Item 2 the sale of the Company's land and building for $4,255,000, resulting in net proceeds to the Company of $4,166,000.

A report on Form 8-K (dated August 31, 1998) was filed on September 3, 1998 reporting under Item 5 the sale of 3,824,757 shares of common stock of the Company at $1.438 per share and the Company's appearance before a hearing panel of The Nasdaq Stock Market, Inc. to present the Company's plan to regain compliance with the requirements of NASD Marketplace Rule 4310(c)(2).


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 1998             NEWSTAR MEDIA INC.

                                     By /s/  RONALD LIGHTSTONE
                                        ----------------------
                                        Ronald Lightstone, President,
                                        Chief Executive Officer and Director

Date: November 13, 1998              By /a/  NEIL TOPHAM
                                        ----------------
                                        Neil Topham
                                        Chief Financial Officer

                               NEWSTAR MEDIA INC.
                                INDEX TO EXHIBITS


Exhibit
Number
-------


10.70 Employment Agreement dated as of January 1, 1998, between Dove Four Point, Inc. and Ron Ziskin.

10.71 Incentive Stock Option Agreement, dated as of January 1, 1998, between NewStar Media Inc. and Ron Ziskin, on behalf of the Wedner Ziskin Family Trust.

27       Financial Data Schedule