Form 10KSB
period 1998-12-31
NEWSTAR MEDIA INC
filed 1999-04-15
CIK 930436

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                                   -----------
(MARK ONE)
[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
       OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO _____________


                         COMMISSION FILE NUMBER 0-24984

                               NEWSTAR MEDIA INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

         CALIFORNIA                                            95-4015834
-------------------------------                         ------------------------
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

  8955 BEVERLY BOULEVARD
 LOS ANGELES, CALIFORNIA                                         90048
-------------------------------                         ------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE                               (ZIP CODE)
         OFFICES)

                                 (310) 786-1600
               ---------------------------------------------------
               (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)


      SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: NONE.
         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                 ---------------

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      The issuer's revenues for the fiscal year ending December 31, 1998 were $15,800,000.

      As of April 12, 1999, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was approximately $23,277,124 based upon the average closing bid and asked price of the issuer's common stock on such date.

    Transitional Small Business Disclosure format: Yes __  No  X

    Shares of Common Stock outstanding as of April 12, 1999:  17,319,289

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer's definitive proxy statement for its 1999 annual meeting of shareholders to be filed pursuant to Regulation 14A not later than 120 days after the end of the issuer's fiscal year are incorporated by reference in Part III, Items 9, 10, 11 and 12 of this Form 10-KSB.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

NewStar Media Inc. (together with its subsidiaries, "NewStar" or the "Company") commenced business in 1985 as one of the pioneers of the audio book industry and has become one of the leading independent producers (i.e., unaffiliated with any single book publisher) of audio books in the United States. The Company changed its name from Dove Entertainment, Inc. to NewStar Media Inc. in May 1998.

Through Dove Audio, the Company's audio division, the Company has produced and distributed an average of approximately 100 to 120 new audio titles annually since its inception and has built a library of over 1,400 audio titles currently offered for sale. The Company also publishes printed books through its NewStar Publishing division. Through Dove Four Point, Inc. and NewStar Television Inc. (collectively "NewStar Television"), wholly owned subsidiaries of the Company, the Company is engaged in the production and development of television programming. In 1995, the Company formed a wholly-owned subsidiary, Dove International, Inc., now known as NewStar Worldwide Inc. ("NewStar Worldwide"), which is engaged in the distribution of feature films and television programming.

The Company's audio books generally consist of audio recordings of abridged and unabridged works from well-known authors such as Sidney Sheldon, Amy Tan, Jack Higgins and Dominick Dunne and are read by the author, trained readers or celebrity readers such as Linda Hamilton, Patrick Macnee, William Windom and Gregory Peck. Between 1996 and 1998, the Company received eight Grammy nominations and was awarded a Grammy in 1998 in the spoken-word album for children category for "Children's Shakespeare" and in 1996 in the spoken-word comedy category for Al Franken's "Rush Limbaugh is a Big Fat Idiot and Other Observations." The Company's audio books range from best-selling fiction and non-fiction to movie tie-in audios, classics, humor and foreign language product. The Company's most successful audio books by sales to date have been "The Bridges of Madison County" read by its author Robert James Waller, "A Brief History of Time" read by Michael Jackson and "The Bible - The New Testament" read by Gregory Peck. The Company generally produces its own masters for its audio book products, the majority of which are recorded at the Company's own recording studios located at its principal offices.

The Company's printed book operations commenced in 1994. The Company published approximately 35 titles in 1996. In that year the Company embarked on a major printed book publishing program with a scheduled 75 print titles for 1997. However, following disappointing results from the 1996 and early 1997 list, the Company substantially curtailed the printed book program. The Company published approximately fifteen titles in 1998 and is currently developing up to ten books for potential publication in 1999. The Company has an active backlist of approximately thirty-five titles.

The Company had from time to time produced television and theatrical films. In April 1996, the Company expanded its presence in television programming through the acquisition of Four Point Entertainment, Inc. ("Four Point Entertainment"), now NewStar Television. NewStar Television develops and produces both episodic series and long-form television programming, including pilots, series, telefilms, mini-series, talkshows and gameshows for the major network, cable and syndicated markets. In addition, NewStar Television owns and operates post-production and edit facilities for its own and third-party programming. Since its inception over ten years ago as Four Point Entertainment, NewStar Television has produced over 26 television shows (accounting for over 1,415 episodes of national television programming), including "American Gladiators" and "Amazing America." Recent productions include "Futuresport" staring Wesley Snipes, Dean Cain and Vanessa L. Williams, which aired on ABC in October 1998, "Unwed Father" which aired on ABC in October 1997 and the syndicated series "Make Me Laugh", which aired on Comedy Central in 1998.


In July 1995, the Company, through NewStar Worldwide, acquired certain rights with respect to 48 films in the Skouras Pictures, Inc. library (plus certain other films). In July 1996, the Company embarked on a program to acquire independent films and videos for distribution in the United States and Canada on an all rights basis (including theatrical, home video and all forms of television and a video output arrangement), but following review in 1997, has discontinued the theatrical production and video distribution operations and has limited the film and television distribution operations to the Company's film and television library, film and television libraries which may be acquired for the purpose of distribution for television, and television programs provided by NewStar Television.

FORWARD LOOKING STATEMENTS

Certain statements in this report, including those utilizing the phrases "will", "expects", "intends", "estimates", "contemplates", and similar phrases, are "forward-looking" statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended), including statements regarding, among other items, (i) the Company's growth strategy, (ii) the Company's intention to acquire or develop additional audio book, printed book and television product, (iii) the Company's intention to enter or broaden distribution markets, (iv) the Company's internet strategy and (v) the Company's ability to successfully implement its business strategy. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or be discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: net operating losses; uncertainty as to future operating results; growth and acquisition risks; risks relating to the entertainment industry; dependence on a limited number of projects; possible need for additional financing; potential for liability claims; dependence on certain outlets for publishing product; competition and legal proceedings and claims and no assurance as to continued listing of the Company's common stock on the Nasdaq SmallCap Market. Other factors which may materially affect actual results include, among others, the following: general economic and business conditions, industry capacity, changes in political, social and economic conditions and various other factors beyond the Company's control. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. See the relevant discussions elsewhere herein, in the Company's registration statement on Form S-3 (Registration No. 333-67901) and in the Company's periodic reports and other documents filed with the Securities and Exchange Commission for further discussions of these and other risks and uncertainties applicable to the Company and its business.

STRATEGY

NewStar's principal business strategies are to: (i) expand its library of audio books by acquiring and/or producing new titles licensed from established authors and major consumer magazines and classic literature in the public domain, and through the acquisition of other companies which may compliment or expand its existing businesses, (ii) build its audio book business by appealing to the mass audience of people engaged in activities that permit the simultaneous enjoyment of audio books (such as vehicle drivers and joggers), rather than aiming primarily at the smaller audience of book buyers which has been the primary target of the audio industry to date, (iii) increase distribution of its audio book library through outlets (such as mass merchandisers, food and drug chains, and convenience stores), direct marketing, and premium sales, (iv) develop a strong internet presence to sell audio books, (v) continue to diversify its operations through the production of television programming (concentrating on movies for broadcast/cable/pay television and reality programming for network, cable and syndication), (vi) continue the publication of printed books and acquire other book publishers with a leading presence in one or more lines of specific-interest books and (vii) continue its feature film and television programming distribution operations.


Historically, the Company has focused its audio book development efforts on assembling a group of best-selling authors as source material for its audio books. The Company seeks to establish and expand its library of audio book titles by establishing long-term relationships directly with book authors. The Company believes that these types of arrangements are attractive to authors because the Company will be able to obtain wider distribution of the authors' works than possible presently. The Company plans to continue to expand its audio book library by licensing new titles from book authors, by publishing in audio format classic literature in the public domain, through strategic acquisitions of audio libraries currently owned by others, and through strategic relationships. In addition, the Company believes that there is a large, untapped market for audio books that are brief enough, priced attractively, and available broadly so as to provide a viable alternative to talk-radio, and is seeking to acquire content for such "talk-radio style" entertainment.

The Company believes that its strategy of diversity in development for television programming has allowed NewStar Television to take advantage of sales opportunities in emerging markets, while continuing to service mainstream distribution channels in network and syndication. NewStar Television plans to expand on its expertise from previous projects and to continue to utilize its existence as a vertically integrated production company.

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

AUDIO BOOKS

Industry Overview
-----------------

"Audio books" consist of audio recordings of literary or other works read by one or more persons. The market is generally accepted to have started in the early 1950s, but it is really only in the past 15 years that the industry has developed into the broad-based and widely available sector of the publishing industry seen today. Industry statistics published by the Audio Publishers Association in 1995 valued the market at $1.6 billion annually. However, this includes audio tapes sold as part of educational or infomercial packages. "Pure" audio books account for estimated annual sales of about $400 million. The first audio book producers developed the market based mainly on sales of self-help and literary titles that were sold primarily through direct mail, but as the market evolved, the majority of sales were made through traditional book stores. Subsequently, the importance of direct marketing has grown again, and audio books are increasingly being sold through book clubs such as Columbia House, Doubleday Direct, and Audio Book Club. Today, audio books can also be found in limited distribution in discount stores, record stores, video stores, truck stops, and gas stations, and on the internet. Retail outlets specializing in audio books expanded rapidly in the mid-1990s but this growth has now slowed considerably. Audio books compete for the consumer's attention, time, and discretionary dollars against an ever increasing array of entertainment, communication, and publishing products. Markets continue to fracture into niches, while sales channels consolidate into fewer national accounts. In addition, technology is constantly adding new challenges and opportunities. From the internet, to digital recording, editing, mastering and duplicating, and to new delivery systems like CDs and DVDs, internet download and transfer, and changes in playback equipment fitted in autos, the audio book industry is facing an unparalleled period of change and potential expansion.

Although audio books have been available to the public for more than ten years, the consumer market for audio books remains a niche market. Even given increases in the popularity of audio books, the ultimate growth of the industry is unclear. The Company believes success in the audio book industry depends mainly upon the ability to increase the availability of audio books so that they become a potential impulse purchase in hundreds of thousands of retail outlets comparable to the current availability of mass paperback books. However, public tastes are unpredictable and can shift rapidly. There is no assurance that the Company will be able to operate profitably in this line of business in the future.


Audio Book Operations
---------------------

The Company believes it is one of the leading independent (i.e. not affiliated with any major publisher) producers of abridged and unabridged books on audio with over 1,400 titles in its audio book library currently offered for sale. The Company released approximately 120 new audio book titles in 1998 and plans to release approximately twelve new titles per month in 1999. The Company is engaged in the simultaneous sale of abridged, unabridged and foreign language translation versions of its audio books and its audio products represent virtually all categories of books. Although historically the Company has published audio books primarily on cassette tape, the Company has also published new and existing titles in CD format on a selective basis.

The Company typically acquires titles for publication by entering into exclusive agreements with book authors pursuant to which the Company obtains the rights to current works and seeks to obtain an option or right of first refusal as to one or more future works. Authors are typically compensated by advances against royalties. The Company typically acquires audio publishing rights for specific titles or groups of titles on a world-wide basis, including foreign language rights.

The Company uses an array of talented professional readers and celebrities for its recordings. Books are also frequently read by the authors themselves. The Company believes that, by virtue of its Los Angeles base, it has an advantage in gaining access to highly capable and/or recognizable celebrity reading talent. The Company seeks to maintain ongoing relationships with popular readers who are typically compensated on a flat-fee basis, though occasionally readers may also be compensated on a royalty basis.

The Company currently employs three duplicators and so is not dependent on any one manufacturer as its sole source of physical product. The Company believes it would have access to alternate sources at competitive prices and quality in the event that the Company were to lose the services of any duplicator.

The Company is looking to acquire both abridged and unabridged rights, and to publish lead titles in both formats. The Company is also looking to strengthen its frontlist program. At the same time, the Company is looking to increase its penetration into the self-help and spirituality areas, and to establish a strong children's line.

In February 1998 the Company entered into an agreement with Romance Alive Audio, under which the Company obtained the distribution rights to a 48 book romance library, including titles by such noted bestselling authors as Johanna Lindsey, Elizabeth Lowell, Jude Deveraux, and Kathleen E. Woodiwiss.

In addition to continuing to acquire audio rights to paper-based books, the Company is seeking to acquire content for broad-interest "talk-radio style" listening entertainment by, among other things, licensing names and intellectual property of leading children's book publishers and leading magazines for adults.


Production, Sales, Marketing and Distribution
---------------------------------------------

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

The Company designs its own product packaging to help enhance the marketability of its audio books. The Company seeks to acquire and use original book art, when available. The Company makes use of foil and other design options to try to enhance mass marketing. It also designs alternative packaging using multi-packs, box sets and gift box designs to present its products more effectively by making the products easier to display and increasing consumer awareness of audio books as a gift option.

The Company's audio books are sold, among other places, to book stores, several book clubs (including the three major book clubs) and specialty audio book retail outlets. The Company currently sells to all major book retailers and distributors, including, Ingram Book Company, Barnes & Noble/B. Dalton and Borders/Waldenbooks as well as to the emerging internet market such as through Amazon.com. While the Company does not believe there is any significant risk of losing any of these bookstore chains as outlets for its product, the level of the Company's sales of audio books through these and other outlets significantly depends on the amount of product ordered thereby and shelf space allocated to such products as to which there is no assurance. NewStar also sells to rack jobbers and is represented in all major wholesale clubs, including Sam's, Costco and BJ's Wholesale Clubs. The Company is developing contracts with various distributors and sales agents to distribute selected audio product of the Company to mass merchandisers, supermarket and drug store chains, truck stops, airports and convenience stores.

Sales to retail and other outlets are effected through a combination of the Company's own sales force and third party distributors. The Company established its audio book sales operation in 1989 and has historically independently sold audio books primarily to bookstores. At present, the Company has an internal sales and marketing force of eight persons. The Company also utilizes a network of independent sales representatives throughout the country.

In November 1997 the Company entered into an agreement with Mercedes Distribution Center ("Mercedes") under which Mercedes performs storage and distribution services on the Company's behalf. The agreement has a term of five years and provides for Mercedes to receive, store, pack and ship the Company's products, and process returned shipments. Further, Mercedes provides a computer inventory control and invoicing system. Under the agreement, the Company will be responsible for all order solicitation, order entry, invoicing and customer service, as well as marketing, promotion, publicity, and advertising.

In October 1998, the Company entered into a distribution agreement with HarperCollins Canada Limited pursuant to which HarperCollins Canada sells and distributes all of the Company's audio books in Canada. The agreement continues in effect until terminated upon six months written notice, but no party may terminate prior to August 31, 2001.

The Company has recently adopted a plan to market three audio product price ranges - the current line retailing between $15.00 and $30.00, which is sold primarily to bookstores, a new two-cassette line to retail at approximately $7.99, and a new one-cassette line to retail at $4.99. The new lines will be sold in mass merchandisers, supermarket and drug chains, convenience stores, gas stations, military exchanges, and anywhere else that mss paperback books are sold. To service these accounts the Company plans to augment its own sales force and appoint a variety of brokers, each specialized in a particular retail channel.

To further broaden the availability of its audio line, the Company is seeking to acquire a direct mail audio marketer and build a strong internet presence, although there is no assurance as to the future success of these efforts.

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

PRINTED BOOK PUBLISHING

In 1997 the Company experienced extremely heavy returns from its book publishing program, partly as a result of the general shake-out in the marketplace, and partly as a result of the high risk nature of much of the Company's publishing program. Consequently, the Company reevaluated its book publishing program and reduced the number of its publications to less than twenty-five titles per year. In the fall of 1996, the Company launched Dove Kids, a children's publishing program, but following disappointing results discontinued the Dove Kids division, opting instead to publish children's titles on a selective basis. The Company's strategy is to build its book publishing business by acquiring publishers with lines of specific interest books, to be marketed both through book stores and via direct marketing efforts, particularly on the internet where specialized audiences can be defined.

FILM AND TELEVISION PRODUCTION

The Company had from time to time developed and produced long form programming made for television and theatrical films. In April 1996, the Company expanded its presence in television programming through the acquisition of Four Point Entertainment, Inc., now NewStar Television. NewStar Television develops and produces various forms of television programming, including pilots, series, telefilms, mini-series, talk shows and game shows for network, cable and syndicated markets. The Company's strategy is to develop and produce reality programming for network, cable and syndication and long form television programming substantially financed by third parties through pre-sale contracts with United States television networks, foreign distributors and other sources. Although the Company enters into such arrangements, there is no assurance that the Company's funding of such productions will not be at risk, including the possibility that third party financing will not ultimately be paid when required and that the Company may have to fund any short fall, which funding may not be available.

NewStar Television's current projects in development include "Quadroon Ball", a planned motion picture for Lifetime Television starring Vanessa L. Williams, "By Dawn's Early Light", a planned telefilm for the A&E Network, "Stealing Sinatra" a two-hour telefilm about the 1963 kidnapping of Frank Sinatra, Jr. and "Random Acts of Comedy", an original game show. The Company is also developing "Jacobs Hands" based on the recently rediscovered original screen treatment by Aldous Huxley and Christopher Isherwood, planned as a theatrical motion picture starring Melissa Joan Hart. NewStar Television has other television programming in development. There is no assurance that any programming in development or scheduled for production will be completed, or if completed, that the delivery terms will not be modified or that any such programming will be financially successful.

The Company's television operations are dependent on a limited number of television projects. There is no assurance the Company will have any television projects or any significant revenues from television projects in any given quarterly or annual period.

FILM LIBRARY AND DISTRIBUTION

In conjunction with the formation of its distribution subsidiary, NewStar Worldwide, the Company completed the purchase of certain rights to 48 films from the library of Skouras Pictures, Inc. Motion pictures acquired from Skouras Pictures, Inc., now in the Company's film library, include films with stars such as F. Murray Abraham, Dyan Cannon, Ben Cross, Bruce Dern, Peter Gallagher, Jon Heard, Anthony Hopkins, Kris Kristofferson, Sam Neill, Natasha Richardson, Martin Sheen, Talisa Soto, George Takai and Shannon Tweed. The library includes certain distribution rights to "My Life As A Dog," which received several "Best Foreign Film" awards in 1987, and more recent films such as "A Boy Called Hate" and "Watch It." The Company had embarked on a program to acquire independent films and videos for distribution in the United States and Canada on an all rights basis (including theatrical, home video and all forms of television) and a video output arrangement with Paramount Pictures (which commenced in July
1996), but following review in 1997, the Company has discontinued the video distribution operations and has limited the film and television distribution operations to the Company's film and television library, film and television libraries which may be acquired for the purpose of distribution for television and television programs produced by NewStar Television.

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

Competition in the television and motion picture industry is extremely intense. The Company competes with the major motion picture studios, numerous independent producers of television programming and feature films and the major United States networks for the services of actors, other creative and technical personnel and creative material. The Company seeks to build assets by retaining ownership of the television programs that it produces. The trend in the television industry is for networks and other distributors of the Company's television programming to no longer license the programming but to obtain ownership. In addition, license fees from those distributors that are still willing to license programs are decreasing. A significant effect of these trends is to force independent television production companies, such as NewStar Television, to seek co-production arrangements in Canada and Europe (with the effect of reducing foreign sales needed to offset the lower license fees) or create alternative strategies for financing production costs.

Many of the entities against which the Company competes have substantially greater financial, distribution, technical and creative resources than the Company. There is no assurance that the Company will be able to successfully compete in the various businesses in which it operates.

EMPLOYEES

At April 12, 1999, the Company had 47 employees. On occasion, the Company employs temporary workers on a short-term basis to meet particular clerical and other needs. The Company believes employee relations are satisfactory.

In accordance with industry practice, the Company meets a substantial part of its personnel needs by retaining temporary employees, directors, actors, producers, editors, readers, technicians and other specialized personnel on a per production, weekly or per-diem basis.


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

Audio and printed book inventory is valued at the lower of cost or market using estimated average cost, determined using the first-in, first-out method. If the Company's reserves for excess inventory are not adequate at any time, the Company will be required, under generally accepted accounting principles, to
                                       7
write down audio and printed book inventory, which will increase cost of sales. Any such write-downs would have an adverse impact on the Company's operating results. Excess inventory may arise as a result of, among other things, customer returns. The extent of any write-downs will depend on, among other things, the quantity of actual returns received and the level of production and sales activity and the state and volatility of the remainder market. The Company establishes reserves against such write-downs based on past experience with similar products. There is no assurance that the Company's reserve for excess inventory at any time will be adequate and that additional write-downs will not be necessary.

Film costs, which include development, production and acquisition costs of television programming and feature films, are capitalized and amortized, and participations and residuals are accrued, in accordance with the individual film forecast method in the proportion that current quarter's revenue bears to the estimated total revenues from all sources. These costs are stated at the lower of unamortized costs or estimated realizable value on an individual film basis. Revenue forecasts for films are periodically reviewed by management, and the Company's results of operations may be adversely affected as a result of a write-down of carrying value of particular films in the event management's estimate of ultimate revenues is materially decreased. There is no assurance that the Company will not incur write-downs in the future in respect of its film and television operations; any such write-downs would have an adverse impact on operating results.

NEED FOR ADDITIONAL FINANCING.

The Company has experienced significant negative cash flows from operations, including $10,659,000 and $8,691,000 for the years ended December 31, 1998 and December 31, 1997, respectively. In November 1997, the Company entered into an agreement with The Chase Manhattan Bank providing the Company with an $8,000,000 loan facility for working capital purposes, which was increased to $10,000,000 in May 1998, and the Company had borrowed $7,434,000 against the facility as of December 31, 1998. As discussed in Note 8 of Notes to Consolidated Financial Statements, as of January 28, 1999, the Company had borrowed the maximum amount permitted to be borrowed under its loan facility with The Chase Manhattan Bank. The Company was not in compliance with certain of the financial compliance tests at December 31, 1998 and has requested waivers from The Chase Manhattan Bank. As of April 12, 1999, the Company has not received any such waivers and there is no assurance that the Company will receive the waivers in the future. Accordingly, the Company has classified Notes Payable to The Chase Manhattan Bank as a Current Liability. The Company believes that its current capital resources may not be sufficient to cover its immediate capital requirements and accordingly is recently in discussions with a number of potential sources to provide additional working capital whether through the issuance of additional equity or debt securities, additional bank financing or otherwise. There are however no assurances that such financing will be obtained.

In view of the current status of the Company's credit facility and the need for additional financing the Company is involved in in-depth discussions with a number of parties in connection with providing substantial additional equity capital. Although the Company believes it may be close to consummation of such additional financing there is no assurance that it will be successful.

In addition, the Company has plans to expand its development, production and distribution activities, including the expansion of its publishing and television operations (although there is no assurance that the Company will expand or that such expansion will be profitable). Such expansion may include future acquisitions of library product or other assets complementary to its current operations or acquisitions of rights involving significantly greater outlays of capital than required in the business conducted to date by the Company. In the event that additional working capital is not obtained or not obtained in sufficient amounts, the Company's operations may be significantly curtailed.

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

In order to obtain rights to certain properties for the Company's publishing and television operations, the Company may be required to make advance cash payments sources of such properties, including book authors and publishers. While the Company generally attempts to minimize the magnitude of such payments and to obtain advance commitments to offset such payments, the Company is not always able to do so.

NO ASSURANCE AS TO CONTINUED LISTING ON THE NASDAQ SMALLCAP MARKET

Although the Company's common stock currently trades on the Nasdaq SmallCap Market, there is no assurance that the common stock will continue to be traded on that market. On October 13, 1998, the Company was notified by The Nasdaq Stock Market, Inc. ("Nasdaq") that the Company's common stock will continue to be listed on the Nasdaq SmallCap Market via an exception from the net tangible assets requirement. Although the Company was not in compliance with the net tangible assets requirement as of March 31, 1998, the Company was granted a temporary exception from this standard subject to the Company meeting certain conditions. In addition to complying with all continued listing requirements,
(1) on or before November 16, 1998, the Company was required to make a public filing containing a September 30, 1998 balance sheet, with pro forma adjustments for any significant transactions or events occurring on or before the filing date, evidencing at least $2,700,000 in net tangible assets; and (2) on or before January 11, 1999, the Company was required to achieve a bid price for its common stock of at least $1.00 per share and maintain such a bid price for a minimum of ten consecutive trading days. On December 7, 1998, Nasdaq notified the Company that the Company satisfied both conditions.

On March 10, 1999, the Company was notified by Nasdaq that the Company failed to satisfy Marketplace Rule 4310(c)(4) for continued listing of its common stock on the Nasdaq SmallCap Market by failing to maintain a closing bid price greater than or equal to $1.00. Nasdaq informed the Company that no delisting action with respect to the bid price deficiency was to be initiated at the time of such notification. Instead, Nasdaq provided the Company 90 calendar days from the date of the notification in which to regain compliance with the minimum bid price requirement. The Company will be deemed in compliance if at anytime within ninety calendar days from March 9, 1999, the shares of the Company's stock have a closing bid price of at least $1.00 or more for a minimum of ten consecutive trading days. If the Company is not able to demonstrate compliance with the minimum bid price on or before June 9, 1999, the Company's common stock will be subject to delisting, effective the close of business on June 9, 1999. Since March 10, 1999, the shares of the Company's stock have had a closing bid price of at least $1.00 for ten consecutive trading days, however, the Company has not been notified by Nasdaq that it has regained compliance with the minimum bid price requirement.

As of December 31, 1998, the Company's net tangible assets were less than $2,000,000.

If at some future date the Company's securities should cease to be listed on the Nasdaq SmallCap Market, they may continue to be traded on the OTC - Bulletin Board. If the Company's common stock is delisted from the Nasdaq SmallCap Market, it would likely be more difficult to buy or sell the Company's common stock or to obtain timely and accurate quotations to buy or sell. In addition, the delisting process could result in a decline in the trading market for the Company's common stock which could depress the Company's stock price, among other consequences. There is no assurance that at any time the Company will be able to satisfy all of the conditions for continued listing on the Nasdaq SmallCap Market.

PROPRIETARY RIGHTS

Copyrights in the Company's audio book recordings and the underlying works from which such recordings are derived are separate and distinct rights. The Company generally obtains a license to use (as opposed to a proprietary copyright interest in) the works underlying its audio books from the owner of the copyright thereon. Such licenses may in certain cases be subject to restrictions, such as limiting distribution to particular markets, duration of term, method of sale and use of recordings. The Company copyrights substantially all of the audio works it produces. In those instances in which the Company acquires pre-recorded audio product (rather than the underlying work), the Company's rights are limited to the terms of the Company's agreement with respect to such product.


ITEM 2.  PROPERTIES

During 1996 the Company purchased an office building and the underlying land (collectively, the "Property") in Los Angeles, California for $2,500,000. The Company moved its corporate headquarters to the new site in April 1996. In connection with the acquisition of the Property, the Company made improvements to the Property of approximately $220,000. In 1997, the Company made additional improvements of approximately $121,000 to relocate its video post production and audio recording facilities to the Property. The federal tax basis of the Property (including the Company's equipment) was $2,650,000. In September 1998, the Company sold the Property for approximately $4,166,000. In connection with the sale of the Property, the Company entered into a one-year lease with the purchaser of the Property, having monthly payments of approximately $35,000 and expiring in August 1999. The Company is actively looking for office space to which to relocate after its current lease expires.

ITEM 3. LEGAL PROCEEDINGS

PENDING LEGAL PROCEEDINGS

On July 10, 1998, an action entitled Palisades Pictures LLC, Nothing to Lose Productions Inc., CUB Films, Mark Severini, Eric Bross and Jeff Dowd v. Dove International, Inc., Dove Audio, Inc. and NewStar Media, Inc. was filed in Los Angeles Superior Court (BC 194069). Plaintiffs allege breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty, interference with prospective economic advantage and promissory estoppel, arising out of an alleged distribution agreement pursuant to which Dove International, Inc. was to have distributed the motion picture "Nothing to Lose." Plaintiffs are seeking damages in excess of $1,000,000, plus punitive and exemplary damages. The Company believes that it has good and meritorious defenses to the action. Nevertheless, there is no assurance that the Company will prevail in the action.

In February 1999, the Company was served with a complaint in an action entitled Norton Herrick v. NewStar Media Inc., Michael Viner and Deborah Raffin Viner (Los Angeles Superior Court Case No. SC055421). The action was brought by one of the shareholders who opted out of the Class Action Settlement described below. The complaint alleges fraud, negligent misrepresentation, violation of sections 25400 and 25401 of the California Corporations Code and breach of fiduciary duty, and seeks recovery of in excess of $1,000,000 plus exemplary and punitive damages. The Company believes that the claims in this action are adequately covered by insurance policies that the Company maintains. While the Company believes that it has good and meritorious defenses to the action, there is no assurance that the Company will prevail in the action.

On September 28, 1998, Michael Viner and Deborah Raffin (the "Former Principals") commenced an arbitration against the Company, alleging breach of, and seeking specific performance of a termination agreement to which they and the Company are a party (the "Termination Agreement.") In December 1998, the Former Principals asserted that they were entitled to rescission of the Termination Agreement for material failure of consideration, or, in the alternative, unspecified damages against the Company. In a decision dated March 31, 1999, the arbitrator determined that the Former Principals may not rescind the Termination Agreement on the grounds presented to the arbitrator. While the Company believes that it has good and meritorious defenses to the remaining claims in the action, there is no assurance that the Company will prevail in the action.

In December of 1997, the Company was served with a complaint in an action entitled Gerald J. Leider v. Dove Entertainment, Inc., f.k.a. Dove Audio, Inc. (Los Angeles Superior Court Case No. BC 183056). Mr. Leider is a former Chairman of the Board and consultant to the Company and has sought damages of approximately $287,000 for breach of contract and $60,000 for unpaid consulting fees. Mr. Leider also is seeking a declaration that the Company must comply with certain purported stock option agreements and for an order for inspection and copying of certain records of the Company and an award of expenses related thereto. On April 21, 1998, Mr. Leider obtained a writ of attachment for approximately $287,000 in respect of his claims, for which the Company has substituted an undertaking for the amount of attachment. Although the Company believes that it has good and meritorious defenses and setoffs to such action, there is no assurance that the Company will prevail in such action. The Company has filed a separate complaint against Mr. Leider (Dove Entertainment v. Gerald Leider, et. al., Los Angeles Superior Court Case No. SC050414) for breach of fiduciary duty, fraud and breach of covenant of good faith and fair dealing asserting that Mr. Leider entered into purported agreements with the Company that were unfair to the Company, were not disclosed to the Board or the Company's shareholders and were never approved by the Board or the Company's shareholders.

On July 6, 1998, a first amended complaint in the action entitled Mattken Corp. and Gerald J. Leider v. NewStar Media, Inc. was filed in the Los Angeles Superior Court (BC 191736). The plaintiffs allege breach of contract arising out of a purported agreement between Mr. Leider and the Company in connection with executive producer services on the motion picture "Morning Glory", and a purported sales agency agreement between Mattken Corp. and the Company. Plaintiffs are seeking in excess of $350,000. The Company believes that it has good and meritorious defenses to the action. Nevertheless, there is no assurance that the Company will prevail in the action.


In August 1993, a trial court confirmed an arbitration award in favor of the Company against Steven Stern and Sharmhill Productions in the approximate amount of $4.5 million relating to the film "Morning Glory" ("Stern Judgment"). In a related matter, the Company sought to restore certain alleged fraudulent conveyances that Mr. Stern had made. In August 1995, Mr. Stern filed for bankruptcy protection. The United States Trustee is pursuing the fraudulent conveyance action on behalf of the bankruptcy estate and the Company is pursuing its own adversary proceeding against Mr. Stern and others in the bankruptcy case. There is no assurance that the Company will ultimately prevail, or as to if, when or in what amount the Company will be able to recover the amount of the original judgment in its favor.

In February 1993, Mr. Stern filed a complaint against the Company entitled Steven A. Stern and Steven A. Stern as assignee of the claims of Sharmhill Productions (B.C.), Inc., a bankrupt company v. Dove Audio, Inc. et al. (British Columbia Supreme Court, Vancouver Registry No. C930935) (the "Canadian Stern Action") claiming that he had been fraudulently induced to enter into the agreement underlying the arbitration award and seeking as damages in excess of the amount of the Stern Judgment. The Company believes that it has good and meritorious defenses to the Canadian Stern Action. Nevertheless, there is no assurance that the Company will prevail in the Canadian Stern Action.

LEGAL PROCEEDINGS SETTLED, DISMISSED OR ON APPEAL

In 1998, the class action cases, Alan Fields v. Dove Entertainment, Inc., et al. (Los Angeles Superior Court No. BC174659), Global Asset Allocation Consultants, L.L.C. v. Dove Entertainment, Inc., et al. (United States District Court for the Central District of California Civil Action No. 97-6253-WDK) and George, et al.
v. Dove Entertainment, Inc. et al. (United States District Court for the Central District of California Civil Action No. 97-7482-R) were settled between the parties (the "Class Action Settlement") Subsequently, the Class Action Settlement was approved by both the federal and state courts. The state court approval became final and non-appealable in the fourth quarter of 1998 and the federal court approval became final and non-appealable in the first quarter of 1999.

In July 1996, the Company was served with a complaint in an action entitled Terrie Maxine Frankle and Jennie Louise Frankle v. Dove Audio (U.S. District Court, Central District of California Case No. 96-4073 RSWL). In November 1998, the Company entered into a settlement agreement with the plaintiffs, with all payments thereunder to be made by the Company's insurance carrier, and the action was dismissed.

In August 1997, the Former Principals commenced an arbitration against the Company seeking specific performance of, and alleging breach of, the Termination Agreement, and claimed damages in excess of $165,000 and additional reimbursements allegedly due for other items. The Company filed its own claims against the Former Principals. On July 17, 1998, the arbitrator ruled in favor of the Company on some issues and in favor of the Former Principals on other issues, resulting in a net recovery by the Former Principals of approximately $30,000. The arbitrator also confirmed an earlier ruling that a provision of the Termination Agreement prohibiting the Former Principals from competing with the Company in the audio book business for a period of four years from June 10, 1997 is valid and enforceable, and enjoined and restrained the Former Principals from engaging in the audio book business during that period. On December 30, 1998, the Los Angeles Superior Court entered its Judgment Confirming the Arbitration Award. On February 25, 1999 the Former Principals filed a Notice of Appeal from the Judgment.

In another arbitration proceeding between the Company and the Former Principals and one of their companies relating to an alleged breach of the Termination Agreement by the Company for, among other things, failing to prepare office space for use by the Former Principals, the arbitrator rendered a decision on February 13, 1998 (amended and corrected on March 2, 1998), in which he awarded the Company the sum of $14,093. A petition is pending in the Los Angeles County Superior Court to confirm the arbitrator's award.

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

In June 1997, the Company was served with a complaint in an action entitled Michael Bass v. Penguin USA Inc., et al. (New York Superior Court Case No. 97-111143). The complaint alleged among other things that the book

"You'll Never Make Love In This Town Again" defamed Mr. Bass and violated his rights of publicity under New York statutes. The complaint sought damages of $70,000,000 for defamation and $20,000,000 for violation of the New York right of publicity statutes and an injunction taking the book out of circulation and prohibiting the use of Mr. Bass' name. The action in New York was voluntarily stayed after Mr. Bass filed a similar action in the State of California entitled Michael Bass v. Penguin USA et. al. (California Superior Court Case No. SC049191) seeking essentially the same damages. The action in California was dismissed with prejudice on July 6, 1998.

In March 1999, the Company entered into a settlement agreement with the plaintiff in connection with the action entitled Robert H. Tourtelot v. Dove Audio, Inc. etc. et al. (Los Angeles Superior Court Case No. SC040739). Pursuant to the settlement agreement, the Company will make payments over time to Mr. Tourtelot totaling $60,000.

On July 21, 1998 a Judgment Pursuant to Terms of Settlement was issued in connection with the action Soloway v. Dove Entertainment (Los Angeles Superior Court Case No. BC175516) and the terms of the settlement and judgment have been fully performed.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's Common Stock is traded on the Nasdaq SmallCap Market under the symbol NWST. See discussion in Item 1 of Part I under the caption "No Assurance as to Continued Listing on the Nasdaq SmallCap Market." The following table sets forth, for the periods indicated, the range of low and high bid quotations as reported by the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ"). The prices reflect inter-dealer quotations without retail mark-ups, mark-downs or commissions and may not represent actual transactions. As of March 9, 1999, there were 102 holders of record of common stock of the Company and approximately 1,255 beneficial owners of common stock of the Company.



                                                                           Low              High
                                                                           ---              ----
     Year Ended December 31, 1997:
       First quarter (through March 31, 1997)                             $1.313           $3.750
       Second quarter (through June 30, 1997)                             $1.125           $3.563
       Third quarter (through September 30, 1997)                         $1.375           $3.000
       Fourth quarter (through December 31, 1997)                         $1.063           $1.750

     Year Ended December 31, 1998:
       First quarter (through March 31, 1998)                             $1.188           $2.750
       Second quarter (through June 30, 1998)                             $1.000           $2.625
       Third quarter (through September 30, 1998)                         $0.625           $2.500
       Fourth quarter (through December 31, 1998)                         $0.438           $2.531

     Year Ending December 31, 1999
       First quarter (through March 31, 1999)                             $0.750           $1.500
       Second quarter (through April 12, 1999)                            $0.906           $1.125


As previously reported in the Company's public filings with the Securities and Exchange Commission, during the period January 1, 1998 to September 30, 1998, the Company issued the following shares of common stock of the Company to the persons indicated: (i) 240,000 shares of common stock to Media Equities International, LLC ("MEI") for payment of consulting fees owed to MEI; (ii) 26,492 shares of common stock to the Company's Cash or Deferred Profit Sharing Plan; (iii) 51,600 shares to Tin Man Enterprises in satisfaction of approximately $100,000 in payables; (iv) 94,118 shares to Custom Duplicating, Inc. in satisfaction of approximately $200,000 in payables; (v) 41,106 shares to Leopold, Petrich & Smith in satisfaction of approximately $60,000 in payables;
(vi) 19,608 shares to Steven Soloway in partial settlement of litigation; (vii) 68,028 shares to MEI as payment of consulting fees; (viii) 34,014 shares to MEI as payment of a guarantee fee of $50,000; (ix) 392,854 shares to MEI as payment of accrued dividends (plus interest thereon) on the Company's preferred stock in the amount of $589,000 and (x) 62,764 shares to Michael Viner and Deborah Raffin upon conversion of convertible Series E Preferred Stock.

Pursuant to a Stock Purchase Agreement, dated as of July 30, 1998, between Apollo Partners, LLC ("Apollo") and Ronald Lightstone and the Company and a Stock Purchase Agreement, dated as of November 12, 1998, between Apollo, Mr. Lightstone and the Company, the Company sold an aggregate of 8,122,393 shares of Common Stock of the Company to Elkes Limited Partnership ("ELP") (as assignee of Apollo), Gorman Limited Partnership ("GLP") (as assignee of Apollo) and Ronald Lightstone for an aggregate price of $5,840,000 (or $0.719 per share). The managing general partner of ELP is Terrence Elkes, the Chairman of the Board of Directors of the Company. The managing general partner of GLP is Kenneth Gorman, the Vice-Chairman of the Board of Directors of the Company. Mr. Lightstone is the President and Chief Executive Officer of, and a member of the Board of Directors, of the Company.

In November 1998 the Company authorized the issuance of 189,146 shares of Common Stock to MEI as payment of approximately $107,000 of accrued dividends on the Company's preferred stock. 171,057 of those shares were issued in December 1998 and 18,089 were issued in January 1999. MEI is a significant shareholder of the Company. MEI is a limited liability company, the members of which are Apollo, the H.A.M. Media Group, LLC and Mr. Lightstone. Apollo is a limited liability company, the members if which are Messrs. Elkes and Gorman. The H.A.M. Media Group, LLC is a limited liability company, the members of which are John T. Healy and Bruce Maggin. Messrs. Healy and Maggin are members of the Board of Directors of the Company.

On October 13, 1998, the Company issued 25,409 shares of common stock to the Former Principals upon conversion of convertible Series E Preferred Stock held by them.

On November 23, 1998 the Company issued 17,391 shares to in partial settlement of royalties and other amounts owed to Spacetime Publications Ltd.

On December 31, 1998 the Company sold an aggregate of 640,000 shares to ELP and GLP for $500,000. In addition, on December 31, 1998, an aggregate of 389,588 shares of common stock of the Company were issued to vendors and service providers in satisfaction of $292,000 of payables owed by the Company.

In addition, on December 31, 1998 the Company issued an additional 163,234 shares to certain vendors as an additional payment to 186,824 shares issued in August 1998 in satisfaction of approximately $360,000 in payables owed by the Company.

The Company has issued 400,000 shares of common stock to Ronald Lightstone, the Company's President and Chief Executive Officer, pursuant to Mr. Lightstone's employment agreement with the Company, although not all of those shares have vested. Between January 1, 1998 and December 31, 1998, 196,772 shares of the 400,000 shares vested and as of December 31, 1998, 203,228 shares were not vested.

In 1998, a total of 189 shares of Series E Preferred Stock were released from escrow to the Former Principals in lieu of certain monthly payments as provided in the Employment Termination Agreement.

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

OVERVIEW

NewStar commenced business in 1985 as one of the pioneers of the audio book industry and has become one of the leading independent producers (i.e., unaffiliated with any single book publisher) of audio books in the United States. The Company produces and distributes approximately 100 to 120 new titles annually and has built a library of approximately 1,400 titles currently offered for sale. Through NewStar Television, the Company is engaged in the production and development of television programming. Other activities of the Company include a limited printed book publishing program and the distribution of feature films and television programming.

1998 was a year of improvement over 1997 as the Company benefited from a change in its business strategies in its audio book publishing program and television programming production and distribution, a reduction in overhead expenses, and enhanced management.

The Company expanded its audio book publishing program in 1998 with an increased emphasis on quality and acquiring and/or producing new titles licensed from established authors or classic literature in the public domain. In 1998, the Company produced more than 120 audio book titles, including such key releases as "Sudden Mischief" by Robert Parker, "Flight of Eagles" by Jack Higgins, "Fortunes of War" by Stephen Coonts, "The Predators" by Harold Robbins, "American Dreams" by John Jakes, "I Married a Communist" by Philip Roth and "The Virtues of Aging" by former President of the United States Jimmy Carter. Additionally, the Company was awarded a 1998 Grammy in the spoken-word album for children category for its production of "Children's Shakespeare".

NewStar's focus on developing long-lived relationships with best-selling authors, improved controls over production and manufacturing costs, reduced returns and the absence in 1998 of $2,495,000 of write-offs incurred in 1997 resulted in a 24% gross margin in 1998 compared to a -27% gross margin in 1997 in the audio and book operations.

Recently, new strategies were developed and implemented to expand the audio book business by appealing to the mass audience of people engaged in activities that permit the simultaneous enjoyment of audio books (such as vehicle drivers and joggers), rather than aiming primarily at the far smaller audience of printed book buyers which has been the primary target of the audio industry to date. In doing so, the Company will be marketing three product ranges, namely the current line retailing between $15.00 and $30.00, sold primarily to bookstores; and two new lines - a two-cassette line retailing at $7.99, and a one-cassette line retailing at $4.99 - both sold in mass merchandisers, supermarket and drug chains, convenience stores, gas stations, military exchanges, etc. Secondly, the Company is pursuing an Internet strategy to position its website (under the name audiouniverse.com) as the premier website for audio books. The development of the audiouniverse.com website, currently underway, includes: providing a full line of audio books with audio sound samples; offering discounts on goods and services related to the audio books purchased; and arranging banners, links, and the ability to purchase audio related goods and services through strategic alliances with other companies. Finally, the Company has embarked upon a plan to pursue possible acquisitions of several audio book and book companies to expand its current audio book library, build a book publishing business, and provide additional channels of distribution for current and backlist product.

The Company's catalog of audio books planned to be released in 1999 includes "Hush Money" by Robert Parker, "The Ground Beneath Her Feet" by Salman Rushdee, "Cuba" by Stephen Coonts, "Phantom of Manhattan" by Frederick Forsyth, "Front Row at the White House" by Helen Thomas" and "Duane's Depressed" by Larry McMurtry.

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

In accordance with the industry practice, substantially all of the Company's sales of audio and printed book products are and will continue to be subject to potential return by distributors and retailers. Although the Company estimates allowances for returned products, significant increases in actual return rates above these estimates could materially and adversely impact the Company's results of operations or financial condition.

In 1998, NewStar Television produced and delivered to ABC "Futuresport", a two-hour television motion picture, which aired on ABC in October 1998. Additionally, home video rights were licensed to Colombia Tri-Star and sales agreements have been entered into, thus far, for the licensing of the motion picture to a portion of the international marketplace. The Company also completed production and delivery of 165 episodes of "Make Me Laugh", the syndicated series which aired on Comedy Central in 1998, and delivered the theatrical movie "Wilde" to Sony Pictures Classics for distribution in North America pursuant to a 1997 agreement. NewStar Television's current projects in development include "Quadroon Ball", a television motion picture for Lifetime Television, "By Dawn's Early Light", a planned telefilm for the A&E Network, "Stealing Sinatra", a two-hour telefilm about the 1963 kidnapping of Frank Sinatra, Jr., and "Random Acts of Comedy", an original game show series.

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

The Company has historically experienced significant negative cash flows from operations, including $10,659,000 for the year ended December 31, 1998 and $8,691,000 for the year ended December 31, 1997. In 1998, such negative cash flows have resulted from, among other things, use of working capital for expansion of audio and printed book publishing, development and production of television programming and an increased pay down of commitments, legal fees and settlements. To meet operating cash flow requirements in 1998, the Company sold its principal office building and land in September 1998 for approximately $4,166,000 resulting in a gain of approximately $1,734,000. Additionally, the Company sold shares of common stock, the most significant sales resulting in an aggregate of $5,840,000 for 8,122,393 shares issued to Elkes Limited Partnership, Gorman Limited Partnership and the Company's CEO and President, Ronald Lightstone.



RESULTS OF OPERATIONS

The following table sets forth (i) publishing and television and film revenues and (ii) publishing, television and film, and selling, general and administrative expenses as a percentage of total revenues for the periods indicated:

                                                 YEARS ENDED DECEMBER 31,
                                          --------------------------------------
                                               1998       1997       1996
                                               ----       ----       ----
    REVENUES
       Publishing                               44%        41%        43%
       Television and Film                      56         59         57
                                               ----       ----       ----
           Total                               100%       100%       100%
                                               ====       ====       ====

    OPERATING EXPENSES
       Publishing                               34%        55%        42%
       Television and Film                      45         72         44
       Selling, general & administrative        59         59         37
       Employee separation costs                --         10         --
                                               ----       ----       ----
           Total                               138%       196%       123%
                                               ====       ====       ====

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997
---------------------------------------------------------------------

Publishing
----------

REVENUES. Net publishing revenues for 1998 increased $80,000 to $6,880,000 compared with $6,800,000 for 1997. Of the 1998 net publishing revenues, net audio book revenue was approximately $6,973,000 and printed books incurred net returns of approximately $93,000. In 1997, net audio book revenue was approximately $7,400,000 and printed books incurred net returns of approximately $600,000. The increase in net publishing revenues was attributable primarily to a reduction in returns of printed books experienced in 1998 compared to 1997 as a result of the Company's curtailing of the printed book publishing program and the general shake-out in the marketplace in 1997. Net audio book revenue decreased slightly from year to year as the volume of audio books released in 1998 was lower primarily due to the Company's shift in strategy to produce fewer, higher quality titles. However, as a result of the Company's increased emphasis on quality, returns as a percentage of revenues decreased and offset the reduction in audio book titles released. Although the Company makes allowances and reserves for returned product that it believes are adequate, significant increases in return rates can materially and adversely impact the Company's financial condition or results of operations.

COST OF SALES. Cost of sales for 1998 decreased $3,858,000 to $5,306,000 compared with $9,164,000 for 1997. The decrease was attributable to 1) lower storage and warehouse costs, 2) a prospective change in the estimate of percentages used to amortize capitalized production costs whereby, starting in October 1998 and over a five-year period, approximately 50% of such costs are amortized over the first year of a title's release, with the remaining 50% amortized over the next four years, compared to the Company previously amortizing such costs over a two-year period, 80% in the first year of release and the balance thereafter, and 3) the absence in 1998 of $2,495,000 of write-downs incurred in 1997. As a result, cost of sales as a percentage of net publishing revenues decreased from 135% in 1997 to 77% for 1998.

Film and Television
--------------------

REVENUES. Film and television revenues for 1998 decreased $952,000 to $8,920,000, compared with $9,872,000 for 1997. Consistent with 1997, the Company, through NewStar Television, produced only one made for television motion picture. The reduction in revenue primarily was due to reduced series production by NewStar Television in 1998.

COST OF SALES. Film and television amortization for 1998 decreased $4,902,000 to $7,077,000, compared with $11,979,000 for 1997. Cost of sales as a percentage of net film and television revenues decreased from 121% in 1997 to 79% for 1998, due primarily to the 1997 write-off of $3,767,000 in production costs arising from an assessment of film net realizable values, mainly in theatrical productions. In addition, reduced cost overages on certain film projects were experienced.

General
-------

GROSS PROFIT / (LOSS). The Company experienced a gross profit of $3,417,000 for 1998 versus a gross loss of $4,471,000 for 1997, resulting from the matters previously discussed regarding publishing and film revenues and cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). SG&A includes costs associated with selling, marketing and promoting the Company's products, as well as general corporate expenses including salaries, occupancy costs, professional fees, travel and entertainment. SG&A decreased $613,000 to $9,285,000 for 1998 compared to $9,898,000 for 1997. The decrease in SG&A was mostly attributable to cost savings implemented by the new management beginning in June 1997, and a reduction in legal costs associated with a number of claims outstanding at or in respect of the period leading up to the change in management in June 1997, and in respect of arbitration associated with the Former Principals.

GAIN ON SALE OF LAND AND BUILDING. In September 1998, the Company sold its principal office building and land for approximately $4,166,000, resulting in a gain of approximately $1,734,000.

NET INTEREST EXPENSE. Net interest expense for 1998 was $798,000 compared with $358,000 for 1997. The increase in interest expense is primarily the result of increased utilization of the Company's loan facility for working capital purposes and a production loan obtained in connection with the production of a television motion picture.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996
---------------------------------------------------------------------

Publishing
----------

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

COST OF SALES. Cost of sales for 1997 decreased $2,189,000 to $9,164,000 compared with $11,353,000 for 1996. The decrease was attributable to the decrease in revenues for the year. Cost of sales as a percentage of net publishing revenues increased from 98% in 1996 to 135% for 1997 due primarily to the effect of fixed elements of cost of sales, such as product development expense being spread over a lower revenue base, the inclusion of abnormally high, low or negative margin remainder sales in the revenue base, the write-off of $200,000 in product master costs due to a reduction in future sales estimates for a number of titles, the write-off of $564,000 following the decision to discontinue the Dove Kids and Video Books lines, the write-off of $885,000 due to the cancellation of product under development, and the write-down of $846,000 in recorded inventories to estimated net realizable value.

Film and Television
-------------------

REVENUES. Film and television revenues for 1997 decreased $5,395,000 to $9,872,000, compared with $15,267,000 for 1996. The reduction was due to a reduced production schedule in 1997 where the Company through NewStar Television produced only one made for television motion picture compared with two in 1996 and reduced series production by NewStar Television.

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

General
-------

GROSS PROFIT / (LOSS). The Company experienced a gross loss of $4,471,000 for 1997 versus a gross profit of $3,645,000 for 1996, resulting from the matters previously discussed regarding publishing and film revenues and cost of sales.



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

NET INTEREST EXPENSE. Net interest expense for 1997 was $358,000 compared with $197,000 for 1996. The interest expense is primarily the result of the utilization of funds and the assumption of debt in connection with the acquisition of NewStar Television in 1996, the purchase of the Company's new office building in 1996 and the operating cash losses experienced during 1996 and 1997.


LIQUIDITY AND CAPITAL RESOURCES

On November 12, 1997, the Company entered into an agreement with Chase Bank providing the Company with an $8,000,000 loan facility for working capital purposes ("Chase Loan"). On May 21, 1998, the Chase Loan facility was increased to $10,000,000 with the other terms of the original agreement remaining substantially the same. The Chase Loan is secured by substantially all of the Company's assets and runs for three years until November 4, 2000. The Chase Loan establishes a "Borrowing Base" comprising: (1) 35% of an independent valuation of the Company's audio library, (2) 85% of the Company's eligible receivables and (3) 30% of the Company's finished goods audio and book inventory. At any time, the Company may borrow up to the Borrowing Base. In addition, the Chase Loan provides that the Company is permitted to borrow a further $4,000,000 (increased from $2,000,000 upon amendment of the Chase Loan agreement on May 21, 1998) provided the aggregate amount borrowed does not exceed $10,000,000, and with the consent and guarantee of MEI. The Chase Loan provides for interest at the bank prime rate plus 2% per annum or the bank's LIBOR rate plus 3% per annum, at the option of the Company. In addition, unused commitment fees are payable at 1/2% per annum. The Chase Loan contains various covenants to which the Company must adhere including limitations on additional indebtedness, investments, acquisitions, capital expenditures and sale of assets, restrictions on the payment of dividends and distributions to shareholders, and various financial compliance tests. The Company was not in compliance with certain of the financial compliance tests at December 31, 1998 and has requested waivers from Chase Bank. As of April 12, 1999, the Company has not received any such waivers and there is no assurance that the Company will receive the waivers in the future. Accordingly, the Company has classified Notes Payable to Chase Bank as a Current Liability. At December 31, 1998, the Company had borrowed $7,434,000 against the facility. In addition, Chase Bank had provided a letter of credit for $287,000 in respect of certain litigation. On January 28, 1999, the Company and Chase Bank were notified by one of the principals of MEI that there would be no approvals for further extensions of credit under the Chase Loan. Accordingly, as of January 28, 1999, the Company had borrowed the maximum amount permitted to be borrowed under the Chase Loan.

In February 1998, the Company and Chase Bank amended the Chase Loan to provide the Company with up to $3,289,000 in short-term financing to produce the television motion picture "Futuresport" (the "Futuresport Loan"). The Futuresport Loan was incorporated into the Chase Loan under the same terms and conditions of the Chase Loan, was secured by the receivables generated by Futuresport and was required to be repaid on or before October 31, 1998. The Futuresport Loan and accrued interest was paid in full in September 1998.

On July 14, 1998, the Company entered into an agreement with Apollo Partners, LLC, pursuant to which the Company borrowed $1,500,000 secured by a second mortgage on the Company's principal office building (the "Apollo Loan"). The Apollo Loan provided for interest at the prime rate plus 2% per annum and was required to be repaid on the earlier of 180 days following July 21, 1998 or the sale of the Company's principal office building, or earlier at the option of the Company. The Company repaid the Apollo Loan and accrued interest in full in September 1998.

On September 4, 1998, the Company sold its principal office building and land for approximately $4,166,000, resulting in a gain of approximately $1,734,000.

The Company sold an aggregate of 8,122,393 shares of common stock of the Company to ELP, GLP and Ronald Lightstone for an aggregate price of $5,840,000.

The proceeds from the sale of the building and the sale of the 3,824,757 shares of common stock were used to fully pay the outstanding $1,804,000 mortgage note payable and accrued interest to Asahi Bank of California, fully pay the $1,500,000 Apollo Loan and accrued interest, pay down a portion of the Chase Loan and fund working capital requirements.

On December 31, 1998, the Company sold 640,000 shares of common stock to ELP and GLP for $500,000 which was used for working capital purposes.

The Company has experienced significant negative cash flows from operations, including $10,659,000 and $8,691,000 for the years ended December 31, 1998 and December 31, 1997, respectively. As discussed in Note 8 of Notes to Consolidated Financial Statements, as of January 28, 1999, the Company had borrowed the maximum amount permitted to be borrowed under the Chase Loan. The Company believes that its current capital resources may not be sufficient to cover its immediate capital requirements and accordingly is recently in discussions with a number of potential sources to provide additional working capital whether through the issuance of additional equity or debt securities, additional bank financing or otherwise. There are however no assurances that such financing will be obtained.

In addition, the Company has plans to expand its development, production and distribution activities, including the expansion of its publishing and television operations (although there is no assurance that the Company will expand or that such expansion will be profitable). Such expansion may include future acquisitions of library product or other assets complementary to its current operations or acquisitions of rights involving significantly greater outlays of capital than required in the business conducted to date by the Company. In the event that additional working capital is not obtained or not obtained in sufficient amounts, the Company's operations may be significantly curtailed.

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

As of April 12, 1999, the Company's unused sources of funds consisted primarily of approximately $162,000 in cash.

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

The Company estimates the incremental costs associated with addressing and fixing potential year 2000 problems to be no more than $25,000.

ITEM 7. FINANCIAL  STATEMENTS

The financial statements, including notes thereto, required by Item 7 are set forth on the pages indicated in Item 13(a)(1).




                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There is hereby incorporated by reference the information appearing under the caption "Directors and Executive Officers" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 1998.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Messrs. Maggin and Healy and Media Equities International, LLC, H.A.M. Media Group, LLC and Apollo Partners, LLC each filed three late reports, two of which related to one transaction each, and one of which related to three transactions. Messrs. Elkes and Gorman each filed three late reports, one of which related to one transaction, one of which related to four transactions and one of which related to three transactions. Elkes Limited Partnership and Gorman Limited Partnership each filed four late reports, two of which related to two transactions each, one of which related to one transaction and one of which was such entity's Form 3 filing. Mr. Murray filed one late report relating to initial filing on Form 3. Mr. Lightstone filed seven late reports, six of which related to one transaction each and one of which related to three transactions.

ITEM 10. EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information appearing under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is hereby incorporated by reference the information appearing under the caption "Security Ownership of Certain beneficial Owner and Management" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 1998.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is hereby incorporated by reference the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 1998.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS PART OF THIS REPORT:

(1) FINANCIAL STATEMENTS                                                                        Page

               Report of KPMG LLP................................................................F-l

               Balance Sheet at December 31, 1998................................................F-2

               Statements of Operations for the Years Ended December 31, 1998 and 1997 ..........F-3

               Statements of Shareholders' Equity for the Years
               Ended December 31, 1998 and 1997..................................................F-4

               Statements of Cash Flows for the Years Ended December 31, 1998 and 1997 ..........F-5

               Notes to Financial Statements ....................................................F-7

 (2) EXHIBITS
                    EXHIBIT NO.                    DESCRIPTION
                 ---------------    --------------------------------------------
                      3.1           Articles of Incorporation of the Company
                                    (filed as Exhibit 3.1 to the Registration
                                    Statement on Form SB-2 filed with the
                                    Commission on October 7, 1994 (the
                                    "Registration Statement"))

                      3 2 Certificate of Amendment of Articles of Incorporation of the Company filed with the Secretary of State of the State of California on March 14, 1990 (filed as
                                    Exhibit 3.2 to the Registration Statement)

                      3.3 Certificate of Amendment of Articles of Incorporation of the Company filed with the Secretary of State of the State of California on November 17, 1990 (filed as
                                    Exhibit 3.3 to the Registration Statement)
                      3.4 Certificate of Amendment of Articles of Incorporation of the Company filed with the Secretary of State of the State of California on August 26, 1994 (filed as
                                    Exhibit 3.4 to the Registration Statement)

                      3.5 Bylaws of the Company, as amended (filed as Exhibit 3.5 to the Registration Statement)

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

                      3.8 Amended and Restated Bylaws of the Company (filed as Exhibit 3.8 to the Annual Report on Form 10-KSB for the fiscal year ended
                                    1997)

                      3.9 Certificate of Amendment of Articles of Incorporation of the Company filed with the Secretary of State of California on May 4, 1998 (filed as Exhibit 3.9 to the Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1998)

                      4.1 Specimen Series A Preferred Stock certificate of the Company (filed as Exhibit 4.2 to Amendment No. 2 to the Registration Statement filed with the Commission on November 29, 1994 ("Amendment No. 2"))

                      4.2 Form of Certificate of Determination of the Series A Preferred Stock of the Company (filed as Exhibit 4.3 to the Registration Statement)

                      4.3 Form of Underwriter's Warrant Agreement (filed as Exhibit 4.4 to the Registration Statement)

                  EXHIBIT NO.                       DESCRIPTION
                 ---------------    --------------------------------------------
                      4.4           Form of Warrant Agreement (filed as
                                    Exhibit 4.5 to the Registration Statement)

                      4.5           Form of Subscription Agreement (filed as
                                    Exhibit 4.6 to Amendment No. 1 to the
                                    Registration Statement ("Amendment No. 1
                                    ") filed with the Commission on November
                                    2, 1994)

                      4.6 Placement Agency Agreement dated August 1, 1994 between the Company and Joseph Stevens & Company, LP (filed as Exhibit
                                    4.7 to Amendment No. 1 )

                      4.7 Placement Agent Warrant Agreement dated December 24, 1995 between Whale Securities Co., LP and Dove Audio (filed as Exhibit
                                    4.8 to the Annual Report on Form 10-KSB
                                    for the fiscal year ended 1995)

                      4.8           Placement Agent Warrant (filed as Exhibit
                                    4.9 to the Annual Report on Form 10-KSB
                                    for the fiscal year ended 1995)

                      4.9 Form of Registration Rights Agreement (filed Exhibit 4.10 to the Annual Report on Form 10-KSB for the fiscal year ended
                                    1995)

                      4.10 Form of Common Stock Purchase Warrant (filed as Exhibit 4.11 to the Annual Report on Form 10-KSB for the fiscal year ended 1995)

                      4.11 Form of Warrant Agreement dated as of October 1, 1996 (filed as Exhibit 4.12 to the Annual Report on Form 10-KSB for the fiscal year ended 1996)

                      4.12 Certificate of Determination of the Series B Preferred Stock of the Company (filed as Exhibit 4.13 to the Annual Report on Form 10-KSB for the fiscal year ended 1996)

                      4.13 Warrant Agreement dated as of March 27, 1997 between the Company and Media Equities Intentional, LLC (filed as
                                    Exhibit 4.14 to the Annual Report on Form
                                    10-KSB for the fiscal year ended 1996)

                      4.14 Certificate of Determination of the Series C Preferred Stock of the Company (filed as Exhibit 4.15 to the Annual Report on Form 10-KSB for the fiscal year ended 1996)

                      4.15 Warrant Agreement dated as of March 27, 1997 between the Company, Michael Viner and Deborah Raffin Viner (filed as
                                    Exhibit 4.16 to the Annual Report on Form
                                    10-KSB for the fiscal year ended 1996)

                      4.16 Certificate of Determination of the Series D Preferred Stock of the Company (filed as Exhibit 4.17 to the Annual Report on Form 10-KSB for the fiscal year ended 1996)

                      4.17 Form of Warrant Agreement dated as of April 1, 1997 (filed as Exhibit 4.18 to the Annual Report on Form 10-KSB for the fiscal year ended 1996)

                  EXHIBIT NO.                       DESCRIPTION
                 ---------------    --------------------------------------------
                      4.18          Certificate of Determination of the
                                    Series E Preferred Stock of the Company
                                    (filed as Exhibit 4.19 to the Company's
                                    Current Report on Form 8-K dated June 10,
                                    1997)

                      4.19 Specimen Series E Preferred Stock Certificate of the Company (filed as Exhibit 4.20 to the Company's Current Report on Form 8-K dated June 10, 1997)

                      4.20 Registration Rights Agreement, dated June 10, 1997, by and among the Company, Michael Viner and Deborah Raffin Viner (filed as Exhibit 4.21 to the Company's Current Report on Form 8-K dated June 10,
                                    1997)

                      10.1          Form of Publishing Agreement (filed as
                                    Exhibit 10.16 to Amendment No. 1)

                      10.2          Form of Artist Agreement (filed as
                                    Exhibit 10.17 to Amendment No. 1)

                      10.3 Form of Company's 1994 Stock Incentive Plan (filed as Exhibit 10.18 to the Registration Statement)

                      10.4 Agreement between the Company and Reader's Digest Association, Inc. dated as of March 15, 1995 (filed as the same numbered Exhibit to the Annual Report on Form 10-KSB for the fiscal year ended
                                    1994)

                      10.5 Form of First Amendment to the Company's 1994 Stock Incentive Plan dated November 7, 1996 (filed as Exhibit 10.39 to the Annual Report on Form 10-KSB for the fiscal year ended 1996)

                      10.6 Stock Purchase Agreement dated as of March 27, 1997 among the Company, Media Equities International, LLC, Michael Viner and Deborah Raffin Viner (filed as
                                    Exhibit 10.40 to the Annual Report on
                                    Form 10-KSB for the fiscal year ended
                                    1996)

                      10.7 Shareholders Voting Agreement dated as of March 27, 1997 by and between Media Equities International, LLC, Michael Viner and Deborah Raffin Viner (filed as
                                    Exhibit 10.41 to the Annual Report on
                                    Form 10-KSB for the fiscal year ended
                                    1996)

                      10.8 Pledge Agreement dated as of March 27, 1997 among Media Equities International, LLC, Michael Viner and Deborah Raffin Viner (filed as Exhibit 10.42 to the Annual Report on Form 10-KSB for the fiscal year ended 1996)

                      10.9 Employment Termination Agreement, dated June 10, 1997, by and among the Company, Michael Viner and Deborah Raffin (filed as Exhibit 10.45 to the Company's Current Report on Form 8-K dated June 10, 1997)


                     10.10 Securities Purchase Agreement, dated June 10, 1997, by and among Media Equities International, LLC, Michael Viner and Deborah Raffin Viner (filed as Exhibit
                                    10.46 to the Company's Current Report on
                                    Form 8-K dated June 10, 1997)

                  EXHIBIT NO.                      DESCRIPTION
                 ---------------    -------------------------------------------

                     10.11 Loan Agreement, dated as of September 26, 1997, between the Company and Dove Four Point, Inc. and Media Equities International, Inc. (filed as Exhibit
                                    10.47 to the Annual Report on Form 10-KSB for the fiscal year ended 1997)

                     10.12 Debt Subordination and Intercreditor Agreement, dated September 26, 1997, among the Company, Dove Four Point, Inc., Media Equities International, Inc. and Sanwa Bank California (filed as Exhibit
                                    10.48 to the Annual Report on Form 10-KSB for the fiscal year ended 1997)

                     10.13 Security Agreement, dated as of September 26, 1997, between the Company, Dove Four Point, Inc. and Media Equities International, Inc. (filed as Exhibit
                                    10.49 to the Annual Report on Form 10-KSB for the fiscal year ended 1997)

                     10.14 Copyright Security Agreement, dated as of September 26, 1997, by Dove Four Point, Inc. in favor of Media Equities International, Inc. (filed as Exhibit
                                    10.50 to the Annual Report on Form 10-KSB for the fiscal year ended 1997)

                     10.15 Copyright Security Agreement, dated as of September 26, 1997 by the Company in favor of Media Equities International, Inc. (filed as Exhibit 10.51 to the Annual Report on Form 10-KSB for the fiscal year ended 1997)

                     10.16 Credit, Security, Guaranty and Pledge Agreement dated as of November 4, 1997, among the Company, Dove Four Point, Inc., Dove International, Inc. and The Chase Manhattan Bank, as Lender (the "Credit Agreement") (filed as Exhibit 10.52 to the Annual Report on Form 10-KSB for the fiscal year ended 1997)

                     10.17 Copyright Security Agreement dated as of November 4, 1997 by the Company, Dove Four Point, Inc. and Dove International, Inc. in favor of The Chase Manhattan Bank (the "Copyright Security Agreement") (filed as Exhibit 10.53 to the Annual Report on Form 10-KSB for the fiscal year ended 1997)

                     10.18 Security Agreement, dated as of November 4, 1997 between the Company and Media Equities International (filed as Exhibit
                                    10.54 to the Annual Report on Form 10-KSB for the fiscal year ended 1997)

                     10.19 Subordination Agreement, dated as of November 4,1997, among the Company, Dove International, Inc. and Dove Four Point, Inc., Terrence A. Elkes, Kenneth F. Gorman, Ronald Lightstone, John T. Healy, and Bruce Maggin, Media Equities International, LLC and The Chase Manhattan Bank (filed as Exhibit 10.55 to the Annual Report on Form 10-KSB for the fiscal year ended 1997).

                                                       27
                  EXHIBIT NO.                      DESCRIPTION
                 ---------------    -------------------------------------------

                     10.20 Contribution Agreement, dated as of November 4, 1997, among, the Company Dove Four Point, Inc. and Dove International, Inc. (filed as Exhibit 10.56 to the Annual Report on Form 10-KSB for the fiscal year ended 1997)

                     10.21 Fee Agreement, made as of November 4, 1997 between the Company and Media Equities International, LLC (filed as
                                    Exhibit  10.57 to the Annual Report on
                                    Form 10-KSB for the fiscal year ended
                                    1997)

                     10.22 Employment Agreement, dated as of February 4, 1998 between the Company and Ronald Lightstone (filed as Exhibit
                                    10.58 to the Annual Report on Form 10-KSB for the fiscal year ended 1997)

                     10.23 Supplement No. 1 to the Copyright Security Agreement dated as of February 20, 1998 by Dove Four Point, Inc. in favor of The Chase Manhattan Bank (filed as Exhibit 10.59 to the Annual Report on Form 10-KSB for the fiscal year ended
                                    1997)

                     10.24 Amendment No. 1 to the Credit Agreement, dated as of February 27, 1998, between the Company, Dove International, Inc., Dove Four Point, Inc. and The Chase Manhattan Bank (filed as Exhibit 10.60 to the Annual Report on Form 10-KSB for the fiscal year ended 1997)

                     10.25 Amendment No. 2 to the Credit Agreement, dated as of April 1, 1998, between the Company, Dove International, Inc., Dove Four Point, Inc. and the Chase Manhattan Bank (filed as Exhibit 10.61 to the Annual Report on Form 10-KSB for the fiscal year ended 1997)

                     10.26 Form of Publishing Agreement (1997) (filed as Exhibit 10.62 to the Annual Report on Form 10-KSB for the fiscal year ended 1997)

                     10.27          Form of Artist Agreement (1997) (filed as
                                    Exhibit 10.63 to the Annual Report on
                                    Form 10-KSB for the fiscal year ended
                                    1997)

                     10.28 Form of Executive Publication Agreement (filed as Exhibit 10.64 to the Annual Report on Form 10-KSB for the fiscal year ended 1997)

                     10.29 Loan Agreement, dated as of July 21, 1998, between NewStar Media Inc. and Dove Four Point, Inc. and Apollo Partners, LLC (filed as Exhibit 10.65 to the Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1998)

                  EXHIBIT NO.                       DESCRIPTION
                 ---------------    --------------------------------------------
                     10.30          Deed of Trust, dated July 21, 1998, among
                                    NewStar Media Inc., Apollo Partners, LLC and North American Title Company (filed as Exhibit 10.66 to the Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1998)

                     10.31 Employment Agreement dated as of January 1, 1998, between Dove Four Point, Inc. and Ron Ziskin (filed as Exhibit 10.68 to the Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1998)

                     10.32 Incentive Stock Option Agreement, dated as of January 1, 1998, between NewStar Media Inc. and Ron Ziskin on behalf of the Wedner-Ziskin Family Trust (filed as
                                    Exhibit 10.68 to the Quarterly Report on
                                    Form 10-QSB for the fiscal quarter ended
                                    June 30, 1998)

                     10.33 Stock Purchase Agreement, dated as of July 30, 1998, among NewStar Media Inc., Apollo Partners, LLC and Ronald Lightstone (filed as Exhibit 10.67 to the Company's Current Report on Form 8-K filed with the Commission on September
                                    3, 1998)

                     10.34 Registration Rights Agreement, dated as of July 30, 1998, by and among NewStar Media Inc., Apollo Partners, LLC and Ronald Lightstone

                     10.35 Standard Offer, Agreement and Escrow Instruction for Purchase of Real Estate, dated July 13, 1998, between Barry Beitler and Tony Dorn, as buyers and NewStar Media Inc., as seller

                     10.36 Residential Purchase Agreement, dated July 20, 1998, between Barry Beitler and Tony Dorn, as buyers, and NewStar Media Inc., as seller

                     10.37 Standard Industrial Lease - Special Net, dated August 5, 1998, between NewStar Media Inc. and 8955 Beverly Partnership

                     10.38 Stock Purchase Agreement, made as of November 12, 1998, among NewStar Media Inc., Apollo Partners, LLC and Ronald Lightstone

                     10.39 Registration Rights Agreement, dated as of November 12, 1998, by and among NewStar Media Inc., Apollo Partners, LLC and Ronald Lightstone

                     10.40 Agreement, dated as of July 30, 1998, between Media Equities International, LLC and NewStar Media Inc.

                     10.41 Incentive Stock Option Agreement, entered into as of January 1, 1998, by and between NewStar Media Inc. and Neil Topham

                     10.42 Incentive Stock Option Agreement, entered into as of January 1, 1998, by and between NewStar Media Inc. and Robert Murray


                     10.43 Trust Agreement, made December 30, 1998, by and between NewStar Media Inc. and Robert Murray, as trustee

                  EXHIBIT NO.                       DESCRIPTION
                 ---------------    --------------------------------------------
                     10.44          Letter Agreement, dated July 1, 1998,
                                    among NewStar Media Inc., Dove Four
                                    Point, Inc., Dove Entertainment, Inc.,
                                    Dove Audio, Inc., NewStar Worldwide Inc.,
                                    Terrence A. Elkes, Kenneth F. Gorman,
                                    Ronald Lightstone, Jack  Healy, Bruce
                                    Maggin, Media Equities International, LLC and The Chase Manhattan Bank

                     10.45 Consent Regarding "Limitations on Indebtedness" and "Limitations on Liens" dated July 14, 1998 between The Chase Manhattan Bank and NewStar Media Inc., Dove Four Point, Inc., NewStar Worldwide Inc., NewStar Television Inc., Dove Entertainment, Inc. and Dove Audio, Inc.

                     10.46 Consent, dated April 28, 1998, between The Chase Manhattan Bank and Dove Entertainment, Inc.

                     10.47 Consent regarding "Limitation on Indebtedness", dated December 5, 1997, between The Chase Manhattan Bank and Dove Entertainment, Inc., Dove Four Point, Inc. and Dove International, Inc.

                     10.48 Limited Waiver regarding "Consolidated Capital Base", dated July 29, 1998, between The Chase Manhattan Bank and NewStar Media Inc., NewStar Worldwide Inc., NewStar Television Inc., Dove Four Point, Inc. Dove Entertainment, Inc. and Dove Audio, Inc.

                     10.49 Modification Agreement, dated as of May 21, 1998 among Terrence A. Elkes, Kenneth
                                    F. Gorman, Bruce Maggin, John T. Healy,
                                    Ronald Lightstone, NewStar Media Inc.,
                                    NewStar Worldwide Inc., Dove Four Point,
                                    Inc., Dove Entertainment, Inc., Dove
                                    Audio, Inc., Media Equities
                                    International, LLC., and The Chase
                                    Manhattan Bank

                     10.50 Instrument of Assumption and Joinder dated as of May 14, 1998 made by Dove Entertainment, Inc. in favor of The Chase Manhattan Bank

                     10.51 Instrument of Assumption and Joinder dated as of May 14, 1998 made by Dove Audio, Inc. in favor of The Chase Manhattan Bank

                     10.52 Supplement No. 2 to the Copyright Security Agreement dated as of May 14, 1998 by NewStar Media Inc. in favor of The Chase Manhattan Bank

                     10.53 Amendment No. 3 to the Credit Agreement dated as of May 21, 1998, between the Company, Dove International Inc., Dove Four Point, Inc. and the Chase Manhattan Bank

                      10.54 Agreement, dated as of December 31, 1998, between Media Equities International, LLC and NewStar Media Inc.

                      21.1          Subsidiaries of NewStar Media Inc.

                      27.1          Financial Data Schedule
                                       2

(b) REPORTS ON FORM 8-K.

A report on Form 8-K (dated December 7, 1998) was filed on December 10, 1998 reporting under Item 5 the notification by The Nasdaq Stock Market, Inc. that the Company evidenced compliance with all requirements necessary for continued listing on the Nasdaq SmallCap Market.

A report on Form 8-K (dated November 11, 1999) was filed on November 16, 1998 reporting under Item 5 the sale of common stock of the Company, and, as a result of the sale of such shares, that the Company had pro forma net tangible assets at September 30, 1998 of $2,703,000 and accordingly satisfied one of two criteria imposed by The Nasdaq Stock Market, Inc. for continued listing of the Company's common stock on the Nasdaq SmallCap Market. The report also contained under Item 7 an unaudited, pro forma balance sheet of the Company for the three months ended September 30, 1998.

A report on Form 8-K (dated October 13, 1998) was filed on October 16, 1998 reporting under Item 5 the continued listing of the Company's common stock on the Nasdaq SmallCap Market subject to the satisfaction of certain conditions.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of NewStar Media Inc.:

We have audited the consolidated financial statements of NewStar Media Inc. and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NewStar Media Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has suffered recurring losses from operations and net cash flow deficiencies from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                         /s/ KPMG LLP



Los Angeles, California

April 12, 1999


                                                      NEWSTAR MEDIA INC.
                                                 CONSOLIDATED BALANCE SHEET
                                                      DECEMBER 31, 1998

                                                           ASSETS


           CURRENT ASSETS
             Cash and cash equivalents                                                                 $      453,000
             Accounts receivable, net of allowances of $1,312,000                                           2,482,000
             Inventory                                                                                      2,760,000
             Film costs                                                                                       348,000
             Due from related party                                                                            74,000
             Prepaid expenses and other assets                                                                705,000
                                                                                                       ---------------
                Total current assets                                                                        6,822,000

           NON-CURRENT ASSETS
             Production masters, net                                                                        1,259,000
             Film costs, net                                                                                4,296,000
             Property and equipment, net                                                                      952,000
             Goodwill and other assets                                                                      5,748,000
                                                                                                       ---------------
                Total non-current assets                                                                   12,255,000
                                                                                                       ---------------
                Total assets                                                                           $   19,077,000
                                                                                                       ===============

                                               LIABILITIES AND SHAREHOLDERS' EQUITY

           CURRENT LIABILITIES
             Accounts payable and accrued expenses                                                     $    4,511,000
             Advances and deferred income                                                                     260,000
             Notes payable                                                                                  7,450,000
                                                                                                       ---------------
                Total current liabilities                                                                  12,221,000

           NON-CURRENT LIABILITIES
             Notes payable, less current portion                                                               20,000
             Accrued liabilities                                                                              600,000
                                                                                                       ---------------
                Total non-current liabilities                                                                 620,000
                                                                                                       ---------------
                Total liabilities                                                                          12,841,000

           COMMITMENTS AND CONTINGENCIES - note 10
           LIQUIDITY - note 15

           SHAREHOLDERS' EQUITY
             Preferred stock $.01 par value; 2,000,000 shares authorized and
                220,087 shares issued and outstanding, liquidation preference $6,830,000                        2,000
             Common stock $.01 par value; 20,000,000 shares authorized and
                17,301,200 shares issued and outstanding                                                      173,000
             Unearned compensation                                                                           (254,000)
             Additional paid-in capital                                                                    36,843,000
             Accumulated deficit                                                                          (30,528,000)
                                                                                                       ---------------
                Total shareholders' equity                                                                  6,236,000
                                                                                                       ---------------
                Total liabilities and shareholders' equity                                             $   19,077,000
                                                                                                       ===============

           See accompanying notes to consolidated financial statements


                                                      NEWSTAR MEDIA INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  For the Years Ended December 31,

                                                                                 -----------------------------------
                                                                                       1998                1997
                                                                                       ----                ----
           Revenues
             Publishing, net                                                     $    6,880,000      $    6,800,000
             Film                                                                     8,920,000           9,872,000
                                                                                 ---------------     ---------------
                                                                                     15,800,000          16,672,000
           Cost of sales
             Publishing                                                               5,306,000           9,164,000
             Film                                                                     7,077,000          11,979,000
                                                                                 ---------------     ---------------
                                                                                     12,383,000          21,143,000
                                                                                 ---------------     ---------------
                                                                                      3,417,000          (4,471,000)

           Selling, general and administrative expenses                               9,285,000           9,898,000
           Employee separation costs                                                         --           1,614,000
                                                                                 ---------------     ---------------
                                                                                      9,285,000          11,512,000
                                                                                 ---------------     ---------------

           Loss from operations                                                      (5,868,000)        (15,983,000)

           Gain on sale of land and building                                          1,734,000                  --
           Interest expense, net                                                       (798,000)           (358,000)
                                                                                 ---------------     ---------------

           Loss before income taxes                                                  (4,932,000)        (16,341,000)

           Income tax expense                                                             4,000             229,000
                                                                                 ---------------     ---------------

           Net loss                                                              $   (4,936,000)     $  (16,570,000)
                                                                                 ===============     ===============

           Basic and diluted loss attributable to common shareholders            $   (5,246,000)     $  (19,018,000)
                                                                                 ===============     ===============


           Basic and diluted loss per common share                               $        (0.61)     $        (3.27)
                                                                                 ===============     ===============

           Weighted average number of common and common
               equivalent shares outstanding                                          8,563,000           5,819,000
                                                                                 ===============     ===============

           See accompanying notes to consolidated financial statements


                                                      NEWSTAR MEDIA INC.
                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                          FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1998

                                                                              Additional
                                Preferred Stock           Common Stock         Paid-in       Unearned     Accumulated
                              Shares      Amount       Shares      Amount      Capital     Compensation     Deficit        Total
                           ----------- -----------  ----------- -----------  ------------  ------------  -------------  ------------
January 1, 1997               214,113  $  856,000    5,273,240  $   53,000   $19,599,000   $        --    ($8,407,000)  $12,101,000
Net loss                           --          --           --          --           --             --    (16,570,000)  (16,570,000)
Terms of preferred
    Stock revised                  --    (854,000)          --          --       854,000            --             --            --
Issuance of common
   Stock in payment of
   debt, vendors, legal
   Settlements and
   publishing rights               --          --      778,304       7,000     1,727,000            --             --     1,734,000
Issuance of
   preferred stock              5,920          --           --          --     5,789,000            --             --     5,789,000
Escrow common stock
   Released as part of
   Litigation settlement           --          --       40,000          --        60,000            --             --        60,000
Exercise of options                --          --      250,000       3,000            --            --             --         3,000
Accrued preferred
   Stock dividend                  --          --           --          --            --            --       (305,000)     (305,000)
                           ----------- -----------  ----------- -----------  ------------  ------------  -------------  ------------
December 31, 1997             220,033  $    2,000    6,341,544  $   63,000   $28,029,000   $        --   ($25,282,000)  $ 2,812,000


Net loss                           --          --           --          --            --            --     (4,936,000)   (4,936,000)
Issuance of common stock in
  payment of debt, vendors
  and legal settlements            --          --      776,645       8,000       707,000            --             --       715,000
Issuance of common stock in
  payment of compensation
  to executive                     --          --      400,000       4,000       496,000      (254,000)             --      246,000
Issuance of common stock to
  deferred profit sharing
  plan                             --          --       26,492          --        44,000            --             --        44,000
Issuance of common stock to
  related parties as
  payment of fees  earned          --          --      342,042       3,000       447,000            --             --       450,000
Accrued preferred stock
  dividend                         --          --           --          --            --            --       (310,000)     (310,000)
Issuance of common stock as
  payment of preferred
  stock dividend                   --          --      563,911       6,000       680,000            --             --       686,000
Issuance of preferred stock
  in payment of expenses to
  former officers of the
  Company                         189          --           --          --       189,000            --             --       189,000
Conversion of preferred
  stock to common stock          (135)         --       88,173       1,000        (1,000)           --             --            --
Sale of common stock to
  related parties                  --          --    8,762,393      88,000     6,252,000            --             --     6,340,000
                           ----------- -----------  ----------- -----------  ------------  ------------  -------------  ------------
December 31, 1998             220,087  $    2,000   17,301,200  $  173,000   $36,843,000     ($254,000)  ($30,528,000)  $ 6,236,000
                           =========== ===========  =========== ===========  ============  ============  =============  ============


See accompanying notes to consolidated financial statements



                                                      NEWSTAR MEDIA INC.
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                   For the Years Ended December 31,
                                                                                 -----------------------------------
                                                                                       1998                 1997
                                                                                       ----                 ----
           OPERATING ACTIVITIES
             Net loss                                                            $   (4,936,000)     $  (16,570,000)
             Adjustments to reconcile net loss to net cash used in
                 operating activities:
             Depreciation and amortization                                              725,000             513,000
             Amortization of goodwill                                                   249,000             253,000
             Amortization of production masters                                       1,809,000           4,338,000
             Amortization of film costs                                               6,561,000          10,235,000
             Provision for bad debts                                                    516,000              90,000
             Gain on sale of building and land                                       (1,734,000)                 --
             Changes in operating assets and liabilities:
                Accounts receivable                                                    (925,000)            111,000
                Inventory                                                               277,000           1,000,000
                Prepaid expenses and other assets                                      (241,000)           (159,000)
                Expenditures for production masters                                  (1,541,000)         (2,462,000)
                Film cost additions                                                  (9,561,000)         (8,184,000)
                Accounts payable and accrued expenses                                (1,620,000)          1,681,000
                Income taxes                                                                 --             727,000
                Advances and deferred income                                           (264,000)           (637,000)
                Other                                                                    26,000             373,000
                                                                                 ---------------     ---------------
                  Net cash used in operating activities                             (10,659,000)         (8,691,000)
                                                                                 ---------------     ---------------

           INVESTING ACTIVITIES
             Proceeds from sale of building and land                                  4,166,000                  --
             Purchases of property and equipment                                        (86,000)           (166,000)
             Proceeds from the sale of equipment                                             --              26,000
                                                                                 ---------------     ---------------
                Net cash provided by (used in) investing activities                   4,080,000            (140,000)
                                                                                 ---------------     ---------------

           FINANCING ACTIVITIES
             Proceeds from sale of common stock                                       6,340,000                  --
             Proceeds from sale of preferred stock                                           --           5,113,000
             Proceeds of bank borrowings and notes payable                           11,130,000           5,800,000
             Repayments of bank borrowings and notes payable                       (10,740,000)          (2,173,000)
             Proceeds from exercise of common stock options                                  --               3,000
                                                                                 ---------------     ---------------
                Net cash provided by financing activities                             6,730,000           8,743,000
                                                                                 ---------------     ---------------
                Net increase (decrease) in cash and cash equivalents                                        (88,000)
                                                                                        151,000
           Cash and cash equivalents at beginning of year                               302,000             390,000
                                                                                 ---------------     ---------------
           Cash and cash equivalents at end of year                              $      453,000      $      302,000
                                                                                 ===============     ===============

           See accompanying notes to consolidated financial statements


                                                      NEWSTAR MEDIA INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)

                                                                                   For the Years Ended December 31,
                                                                                 -----------------------------------
                                                                                       1998                 1997
                                                                                       ----                 ----
         SUPPLEMENTAL CASH FLOW INFORMATION:

           Cash paid for interest                                                $      650,000      $      319,000
           Refunds received for income taxes                                     $           --      $      555,000

         NON-CASH TRANSACTIONS:

           Common stock issued as payment for debt, vendors,
                  legal settlements and publishing rights                        $      715,000      $    1,734,000
           Preferred stock issued as payment for expenses, loans
                 and commissions payable to former officers of the Company       $      189,000      $      676,000
           Common stock issued as payment for compensation expense
                  to an executive                                                $      500,000      $           --
           Common stock issued to deferred profit sharing plan                   $       44,000      $           --
           Common stock issued as payment of fees earned to related
                 parties                                                         $      450,000      $           --
           Common stock issued as payment of preferred stock dividends           $      686,000      $           --
           Preferred stock dividends accrued                                     $      310,000      $      305,000


           See accompanying notes to consolidated financial statements

                               NEWSTAR MEDIA INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BUSINESS

NewStar Media Inc. is a diversified entertainment company primarily engaged in the publication of audio and printed books, the production of television programming and the distribution of feature films and television product, both domestically and internationally.

The Company commenced business in 1985 and changed its name from Dove Entertainment, Inc. to NewStar Media Inc. in May 1998.

Through the NewStar Publishing division, the Company produces and distributes audio books and publishes printed books. Through Dove Four Point, Inc. and NewStar Television Inc. (collectively "New Star Television"), wholly owned subsidiaries of the Company, the Company is engaged in the production and development of television programming. NewStar Worldwide Inc. (NewStar Worldwide") is engaged in the distribution of feature films and television programming.

All significant intercompany accounts have been eliminated in consolidation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECOGNITION OF PUBLISHING REVENUE

Revenues from publishing, including the sale of audio books (net of provisions for estimated returns and allowances), and related royalties payable are recognized upon shipment of the product. The Company records an allowance for future returns based on anticipated return rates. The activity relating to the allowance for returns during the years ended December 31, 1998 and 1997 was as follows:

                                                   Years Ended December 31,
                                               --------------------------------
                                                     1998             1997
                                                     ----             ----
        Balance at beginning of year           $    1,035,000   $    1,825,000
        Provision for returns                       2,456,000        6,025,000
        Actual returns                             (2,568,000)      (6,815,000)
                                               ---------------  ---------------
        Balance at end of year                 $      923,000   $    1,035,000
                                               ===============  ===============

The activity relating to the allowance for doubtful accounts during the years ended December 31, 1998 and December 31, 1997 was as follows:

                                                   Years Ended December 31,
                                               --------------------------------
                                                     1998             1997
                                                     ----             ----
        Balance at beginning of year           $       90,000   $      170,000
        Provision for doubtful debts                  516,000           90,000
        Write-offs                                   (217,000)        (170,000)
                                               ---------------  ---------------
        Balance at end of year                 $      389,000   $       90,000
                                               ===============  ===============

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

PRODUCTION MASTERS

Production masters are stated at cost net of accumulated amortization. Costs incurred for production masters, including non-refundable advances, royalties paid to authors and readers, as well as recording and design costs, are capitalized and amortized commencing from the time a title is initially released, consistent with the estimated timing of revenue for a title. In 1997, the Company amortized costs on printed book titles so that 80% of a title's production master costs were amortized in the initial quarter of release with the remaining 20% amortized over the following three quarters, and audio book titles were amortized on a quarter-by-quarter basis over a two-year period resulting in approximately 80% of such audio title's production master cost being amortized in the first twelve months of release. Beginning October 1, 1998, the Company changed the amortization of costs on audio titles so that 50% of a title's production master costs are amortized in the first twelve months of release, 30% over the second twelve months of release and the remaining amount over the next 36 months. This change in estimate was made pursuant to an updated review of the revenue earned over the past five years of previously released titles. The effect of the change in the fourth quarter of 1998 amounted to approximately $218,000. Any portion of production masters which are not estimated to be fully recoverable from future revenues are charged to amortization expense in the period in which such loss becomes evident.

TELEVISION AND FILM REVENUES AND COSTS

Television programming and film costs, which include development, production and acquisition costs, are capitalized and amortized, and participations and residuals are accrued, in accordance with the individual-film-forecast method in the proportion that current year's revenue bears to the estimated total revenues from all sources. These costs are stated at the lower of unamortized costs or estimated realizable value on an individual program or film basis. Revenue forecasts for television programs and films are periodically reviewed by management and revised if warranted by changing conditions. If estimates of total revenue indicate that a television program or film will result in an ultimate loss, the loss is recognized currently.

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

GOODWILL

Goodwill, representing the excess of the purchase price of Four Point Entertainment, Inc. ("Four Point") over its net assets, is included in other assets and is being amortized over a twenty-five year period. Goodwill amounted to $5,711,000 net of accumulated amortization of $1,163,000 at December 31, 1998.

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

PROPERTY AND EQUIPMENT

Property and Equipment, consisting of furniture, fixtures and equipment, is stated at cost and is depreciated using the straight-line method over the estimated useful lives of five to seven years.

Leasehold improvements are amortized over the estimated useful life or the remaining lease term, whichever is less.

NET LOSS PER COMMON SHARE

Basic earnings per share ("EPS") includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company, similar to fully diluted EPS under APB No. 15. Potential dilutive securities of 8,729,639, consisting of preferred stock, outstanding options and warrants (in the form of equivalent common shares), have been omitted from the diluted calculation since they are antidilutive. The net loss utilized in the calculation of net loss per common share is increased by dividends on Preferred Stock of $305,000 and $310,000 during 1997 and 1998, respectively, and imputed dividends of $2,143,000 on Preferred Stock issued during 1997. Such imputed dividends have been treated as an increase and decrease to Additional Paid-in Capital.

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

STOCK OPTION PLAN

The Company accounts for its stock option plan (the "Plan") pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of the grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

RECLASSIFICATION

Certain prior year accounts have been reclassified to conform to the current year's presentation.

COMPREHENSIVE INCOME

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company adopted this SFAS No. 130 in 1998. There were no items of comprehensive income in 1998.

NOTE 3 - CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's cash deposits periodically exceed federally insured limits. Based on the quality of the depository institutions at which the Company's cash deposits are maintained from time to time, management does not believe the Company faces an unacceptable credit risk.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and advances and deferred income approximate fair value because of the short maturity of those instruments. The fair value of long-term debt approximates its carrying value due to its variable interest rate.

NOTE 4 - PROPERTY AND EQUIPMENT

A summary of property and equipment at December 31, 1998 is as follows:

        Furniture, fixtures and equipment                          $  2,514,000
        Leasehold improvements                                            6,000
                                                                   -------------
          Total                                                       2,520,000
        Less:  Accumulated depreciation and amortization              1,568,000
                                                                   -------------
                                                                   $    952,000
                                                                   =============

In September 1998, the Company sold its principal office building and land for approximately $4,166,000 and realized a gain of approximately $1,734,000.

NOTE 5 - PRODUCTION MASTERS

Production masters, net of accumulated amortization of $5,761,000 at December 31, 1998 consist of the following:

        Released titles                                            $  1,069,000
        Unreleased titles                                               190,000
                                                                   -------------
          Total                                                    $  1,259,000
                                                                   =============


NOTE 6 - FILM COSTS

Film costs, net of accumulated amortization of $22,339,000 at December 31, 1998 consist of the following:

        Television and theatrical projects in development          $    222,000
        Television and theatrical projects released less
          accumulated amortization                                    4,422,000
                                                                   -------------
          Total                                                    $  4,644,000
                                                                   =============

As of December 31, 1998, approximately 39% of the unamortized balance of film costs will be amortized within the next three-year period, while 60% of the unamortized balance of film costs will be amortized within the next five-year period, based upon the Company's revenue estimates at that date. The five-year period of amortization that is required to amortize 60% of the Company's unamortized film costs is primarily due to the length of existing distribution licenses for certain significant markets related to the underlying film asset "Futuresport".

NOTE 7 - INCOME TAXES

The provision for income taxes is as follows:

                                                   Years Ended December 31,
                                               --------------------------------
                                                     1998             1997
                                                     ----             ----
        Current tax expense
          Federal                              $           --   $           --
          State                                         4,000               --
                                               ---------------  ---------------
          Total current                                 4,000               --

        Deferred tax expense
          Federal                                          --          229,000
          State                                            --               --
                                               ---------------  ---------------
          Total deferred                                   --          229,000
                                               ---------------  ---------------
        Total                                  $        4,000   $      229,000
                                               ===============  ===============


Net deferred tax assets at December 31, 1998 comprises the following:

        Deferred tax assets:
          Net operating loss carryforward                       $    8,945,000
          Sales returns reserve                                        178,000
          Inventory reserve                                            105,000
          Film amortization reserve                                    561,000
          Accrued expenses                                             225,000
          Royalty payable                                              110,000
          Deferred income                                              111,000
          State taxes                                                  503,000
          Other                                                        252,000
                                                                ---------------
          Total                                                     10,990,000
          Valuation allowance                                      (10,990,000)
                                                                ---------------
          Net deferred taxes                                    $           --
                                                                ===============

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

Net operating loss carryforwards, on an after-tax basis, expire as follows:

        Year ending December 31,
          2011                                                  $    1,989,000
          2012                                                       4,550,000
          2018                                                       2,406,000
                                                                ---------------
          Total                                                 $    8,945,000
                                                                ===============

The provision for income taxes differs from amounts computed by applying the statutory federal income tax rate to income before income taxes for the years ended December 31, 1998 and 1997, respectively, as a result of the following differences:

                                                   Years Ended December 31,
                                               --------------------------------
                                                     1998             1997
                                                     ----             ----
        Federal income tax expense (benefit)
         based on federal statutory rates      $   (1,574,000)  $   (5,556,000)
        Increase (reduction) in taxes resulting
         from:
          State income taxes                          (99,000)        (786,000)
          Non-deductible expenses                      96,000           72,000
          Increase in valuation allowance           1,581,000        6,499,000
                                               ---------------  ---------------
                                               $        4,000   $      229,000
                                               ===============  ===============

NOTE 8 - NOTES PAYABLE

Notes payable at December 31, 1998 consist of the following:


        Chase Manhattan Bank revolving credit loan              $    7,434,000
        Other                                                           36,000
                                                                ---------------
        Total notes payable                                     $    7,470,000
                                                                ===============

        Maturity of notes payable:
          Year Ending December 31,
             1999                                               $       16,000
             2000                                                    7,454,000
                                                                ---------------
                                                                $    7,470,000
                                                                ===============

In September 1998, the long-term note payable and accrued interest to Asahi Bank of California was fully paid following the sale of the Company's principal office building and land.

On November 12, 1997, the Company entered into an agreement with Chase Bank providing the Company with an $8,000,000 loan facility for working capital purposes ("Chase Loan"). In May 1998, the Chase Loan facility was increased to $10,000,000 with the other terms of the original agreement remaining substantially the same. The Chase Loan is secured by substantially all of the Company's assets. The Chase Loan runs for three years until November 4, 2000. The Chase Loan establishes a "Borrowing Base" comprised of: (1) 35% of an independent valuation of the Company's audio library, (2) 85% of the Company's eligible receivables and (3) 30% of the Company's finished goods audio and book inventory. At any time, the Company may borrow up to the Borrowing Base. In addition, the Company may borrow or have letters of credit issued for a further $4,000,000 (increased from $2,000,000 upon amendment of the Chase Loan agreement in May 1998) provided the aggregate amount borrowed does not exceed $10,000,000, and with the consent and guarantee of Media Equities International, LLC ("MEI"), a significant shareholder of the Company. The Chase Loan provides for interest at the bank prime rate (7 3/4 % at December 31, 1998) plus 2% per annum or the bank's LIBOR rate (5.12% six-month rate at December 31, 1998) plus 3% per annum, at the option of the Company. Both rates are applicable to Company draw-downs on the Chase Loan at December 31, 1998. In addition, unused commitment fees are payable at 1/2% per annum. The Chase Loan contains various covenants to which the Company must adhere including limitations on additional indebtedness, investments, acquisitions, capital expenditures and sale of assets, restrictions on the payment of dividends and distributions to shareholders, and various financial compliance tests. The Company was not in compliance with certain of the financial compliance tests at December 31, 1998 and has requested waivers from Chase Bank. As of April 12, 1999, the Company has not received any such waivers and there is no assurance that the Company will receive the waivers in the future. Accordingly, the Company has classified Notes Payable to Chase Bank as a Current Liability. At December 31, 1998, the Company had borrowed $7,434,000 against the facility and had $2,566,000 of available funds for borrowing. In addition, Chase Bank had provided a letter of credit for $287,000 in respect to certain litigation. On January 28, 1999, the Company and Chase Bank were notified by one of the principals of MEI that there would be no approvals for further extensions of credit under the Chase Loan. Accordingly, as of January 28, 1999, the Company had borrowed the maximum amount permitted to be borrowed under the Chase Loan.

In view of the current status of the Company's credit facility and the need for additional financing the Company is involved in in-depth discussions with a number of parties in connection with providing substantial additional equity capital. Although the Company believes it may be close to consummation of such additional financing there is no assurance that it will be successful.

In February 1998, the Company and Chase Bank amended the Chase Loan to provide the Company with an additional loan of a maximum of $3,289,000 for the purpose of partly financing the made for television motion picture "Futuresport" ("Futuresport Loan"). The Futuresport Loan principal was due on October 31, 1998 but subject to earlier payments from the Company's receipts of certain distribution amounts. Interest accrued based on the bank prime rate plus 2% and was payable in accordance with the terms of the Chase Loan. The Futuresport Loan and accrued interest was fully paid in September 1998.

In July 1998, the Company entered into a loan agreement with Apollo Partners LLC ("Apollo"), whereby the Company borrowed $1,500,000 with a due date of the earlier of January 17, 1999 or the sale of the Company's principal office building ("Apollo Loan"). Interest accrued at the Chase Bank prime rate plus 2% and was payable upon the principal due date. The Apollo Loan was secured by a second mortgage on the Company's principal office building and land. In September 1998, the Apollo Loan and accrued interest was fully paid.

NOTE 9 - RELATED PARTY TRANSACTIONS

As of January 1, 1995, the Company entered into employment agreements with Michael Viner and Deborah Raffin ("Former Principals"), which were to expire in December 1999. The agreements originally provided for aggregate compensation to the Former Principals of no less than a combined total of $345,000 per year, plus benefits such as health insurance and an automobile allowance and a combined non-accountable expenses of $75,000 per year. In addition, the Former Principals were entitled to an annual salary increase and bonus subject to certain limitations agreed upon with the underwriter of the Company's initial public offering at the discretion of the Company's Board. The Board approved an increase in the salary portion of the employment agreements with the Former Principals to a combined total of $562,000 per year for 1996. On June 10, 1997, the Former Principals entered into a Securities Purchase Agreement with MEI whereby they sold all their Preferred Stock and a portion of their common stock to MEI. Concurrently each of the Former Principals resigned as officers and directors of the Company and its subsidiaries pursuant to an employment termination agreement ("Termination Agreement").


Pursuant to the Termination Agreement, and in consideration for the settlement of their respective employment agreements, the Former Principals are entitled to each receive combined monthly payments (the "Payments") of approximately $25,000, and medical insurance for 60 months. In addition, they are entitled to each receive a car allowance for 24 months and reimbursements for certain medical and business expenses. Certain payments under, and other provisions of, the Termination Agreement are subject to arbitration proceedings. See Note 10 Commitments and Contingencies.

As an alternative to making the Payment in cash, the Company has issued into escrow 1,500 shares of its Series E Preferred Stock, convertible into shares of Common Stock to the extent set forth in the Certificate of Determination for the Series E Preferred Stock. The Series E Preferred Stock will be held in escrow and will not be released to the Former Principals unless the Payments are not made in cash by the Company. If the Payments are not made in cash, the Series E Preferred Stock may be released to the Former Principals, as the case may be, in an amount equal to the portion of the Payments not paid in cash divided by the stated value of the Series E Preferred Stock. The Former Principals have registration rights pursuant to a registration rights agreement, dated June 10, 1997, among the Company and the Former Principals with respect to any Series E Preferred Stock received by them. As of December 31, 1998, 189 shares of the Series E Preferred Stock had been released to the Former Principals in consideration of Payments not made in cash.

In addition to full-time salary and payments pursuant to the Termination Agreement, the Company made the following payments to the Former Principals during the year ended December 31, 1997:

        Reimbursement of condominium rental                     $        2,000
        Accrued non-accountable expenses paid                          181,000
        Automobile lease, insurance and repair payments                 15,000
        Medical expense and life insurance reimbursements                1,000
        Executive producer fees and per-diem in respect of
          television productions                                       103,000
        Writing services                                                11,000
        Interest in respect of partial funding of  "Wilde",
          see below                                                     13,000
        Commission in respect of "Wilde", see below                     75,000
                                                                ---------------
                                                                $      401,000
                                                                ===============

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

Pursuant to a purported agreement, dated May 16, 1996, Gerald J. Leider, then a director of the Company, was to provide management consulting services to the Company until the Company and Mr. Leider mutually agreed to terminate such agreement. Such purported agreement provided for an annual compensation of $125,000 payable monthly in arrears. Under the terms of such purported agreement, Mr. Leider was granted options to purchase 50,000 shares of Common Stock with an exercise price of $3.50 per share. These options have since expired. The Company is challenging the validity of such purported agreement.

Pursuant to a purported severance agreement, dated September 4, 1996, if Mr. Leider's consultancy pursuant to the above referenced agreement was to be terminated, the Company may have been required to pay all amounts accrued through the date Mr. Leider was terminated and his consulting compensation for a period of time following the date of termination. Further, the purported agreement provided that if Mr. Leider's consultancy was terminated for any reason other than death, disability, retirement or for cause, as defined in the agreement, or Mr. Leider terminated his consultancy within three months of any of the following: (i) assignment of duties materially inconsistent with his status with the Company or a material change in his reporting responsibilities,
(ii) material reduction of Mr. Leider's consulting compensation, (iii) subsequent to an Event, failure by the Company to continue any benefit or compensation in which Mr. Leider is participating at the time of the Event or
(iv) any purported termination of Mr. Leider's consultancy effected pursuant to a Notice of Termination, as defined in the agreement, and such termination is not valid or effective; then Mr. Leider may have been entitled to all amounts accruing to him as of the date of such termination and his consulting compensation for up to six months following the date of termination. The Company is challenging the validity of such purported agreement.

Mr. Leider's consultancy with the Company was terminated on September 12, 1997 and in October 1997 he resigned as a director of the Company.

The Company paid $52,000 in consulting retainer fees to Mr. Leider during the year ended December 31, 1997:

Pursuant to a purported employment agreement with Steven Soloway, Mr. Soloway was provided a base salary of $125,000 per year with an annual increase of at least 10% per annum and was granted options to purchase 30,000 shares of Common Stock pursuant to the terms of the Company's 1994 Stock Incentive Plan with an exercise price of $2.50 per share. Such purported agreement contained various provisions related to early termination and change of ownership of the Company's outstanding shares of Common Stock. In June 1997, Mr. Soloway's employment with the Company ended and on July 30, 1997, Mr. Soloway resigned from the Board. On July 21, 1998, a Judgment Pursuant to Terms of Settlement was issued in connection with litigation over Mr. Soloway's purported employment agreement and other matters and the terms of the settlement and judgment have been fully performed.

As part of a certain agreement dated March 27, 1997, the Company and MEI agreed to the terms of a three year consulting arrangement with MEI which arrangement commenced on April 1, 1997. MEI has agreed to provide substantial general management consulting advice including, but not limited to, financial (including assisting in obtaining bank financing), television and film distribution and business affairs. As compensation for such services and advice, the Company is required to pay MEI $300,000 per year, of which $200,000 is payable in cash on a quarterly basis in advance and the remaining $100,000 is payable in shares of Common Stock valued at the current market value on the date of payment, payable quarterly in arrears. During the year ended December 31, 1997, the Company paid $75,000 and accrued $75,000 for such services. In January, 1998, the Company and MEI agreed that the balance owing in respect of consulting services for the year ended December 31, 1997 would be paid in shares of Common Stock. The Company and MEI further agreed that consulting fees in respect of 1998 would be paid $100,000 in cash and the balance of $200,000 in shares of Common Stock. Subsequently, the Company and MEI amended the consulting agreement to reduce the 1998 consulting fees by $100,000.

In September 1997, the Company entered into an agreement with MEI for a $450,000 loan, subsequently extended to $550,000. This loan was repaid in November 1997.

Pursuant to Guaranty Agreements each dated as of November 4, 1997, each of the principals of MEI (i.e. Messrs. Elkes, Gorman, Healy, Maggin and Lightstone) have agreed to guaranty the obligations of the Company under the Chase Loan in an amount not to exceed the lesser of $2,000,000 and the outstanding principal of and any interest on all loans made under the credit facility in excess of the borrowing base. Each MEI principal guarantees an amount not to exceed the product of 110% of such principal's ownership interest in MEI multiplied by the aggregate amount guaranteed. The Company is not permitted to borrow any amounts under the Chase Loan in excess of the borrowing base without the prior written approval of MEI. The Company has agreed to pay MEI a fee of $25,000 for such guaranty by its principals. In order to secure the repayment of any amounts the MEI principals may be required to pay to Chase Bank under the guarantees, MEI has been granted a security interest in substantially all of the assets of the Company, other than the Company's building. Such security interest is junior to the security interest of Chase Bank which secures the Company's obligations under the Chase Loan. In July 1998, and in connection with the increase of Chase Loan facility from $8,000,000 to $10,000,000, the principals of MEI have agreed to increase the guaranty on the obligations of the Company under the Chase Loan to an amount not to exceed the lesser of $4,000,000 and the outstanding principal of and any interest on all loans made under the credit facility in excess of the borrowing base. The remaining terms of the agreement remain substantially the same as those of the terms made under the initial agreement. As consideration for the increase in the guaranty, the Company has agreed to pay MEI an additional fee of $25,000 for such guaranty by its principals. In August 1998, the Company issued common stock to MEI, at the fair market value of the stock on the date of issuance, as payment of $50,000 for such guarantee fees. On January 28, 1999, the Company and Chase Bank were notified by one of the principals of MEI that there would be no approvals for further extensions of credit under the Chase Loan. Accordingly, as of January 28, 1999, the Company had borrowed the maximum amount permitted to be borrowed under the Chase Loan.

The Company acquired audio book rights for fifteen titles which were written by a substantial shareholder. The Company recorded $610,000 in net audio sales (net of returns) from these titles during the year ended December 31, 1997.

In 1997, the Company agreed to issue 50,000 shares of Common Stock to a substantial shareholder for certain rights to future titles. In August 1997, the Company issued 200,000 shares of Common Stock to the substantial shareholder for further rights to future titles and certain rights on past titles.

During the year ended December 31, 1997, the Company paid $1,885,000 in respect of audio duplication to Tin Man Enterprises which was an affiliate of Mr. Al Bussen, a substantial shareholder from June 10, 1997 until August 1997.

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

Pursuant to an employment agreement dated as of February 4, 1998, Ronald Lightstone was employed by the Company as its President and Chief Executive Officer. The term of Mr. Lightstone's employment agreement commenced on June 10, 1997 and ends on June 10, 1999. Pursuant to the agreement, Mr. Lightstone is paid a base salary of $200,000 per year. In addition to such base salary, Mr. Lightstone was granted 400,000 shares of Common Stock issued as of January 9, 1998, ownership which shall vest over a three year period (1/36 of such shares vesting each month), commencing July 10, 1997 ("Award"). Pursuant to SFAS No. 123, the Company has elected to apply the provisions of APB No. 25 in accounting for the Award. Under such provisions, unearned compensation of $500,000 was recorded upon the date of grant based upon the fair value of the Company's Common Stock on such date and as a reduction to Common Stock and Additional Paid-in Capital in Shareholders' Equity. The Company is amortizing the unearned compensation under the straight-line method over the 36 month term. Accordingly, the Company has recorded $246,000 in related compensation expense for the year ended December 31, 1998 and has reduced Stockholders' Equity by $254,000 of unearned compensation as of December 31, 1998. The employment agreement also provides for (i) three weeks paid vacation, (ii) reimbursement of business related expenses, (iii) a car allowance of $1,000 per month, and (iv) eligibility to participate in all compensation, pension, retirement and welfare and fringe benefit plans, programs and policies of the Company applicable to executives of the Company generally.

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

In July 1998, the Company entered into a loan agreement with Apollo, whereby the Company borrowed $1,500,000 with a due date of the earlier of January 17, 1999 or the sale of the Company's principal office building. Interest accrued at the Chase Bank prime rate plus 2% and was payable upon the principal due date. The Apollo Loan was secured by a second mortgage on the Company's principal office building and land. In September 1998, the Apollo Loan and accrued interest was fully paid.

In August 1998, the Company issued 392,854 shares of Common Stock to MEI as payment of approximately $589,000 of accrued dividends on the Company's Preferred Stock.

In November 1998, the Company authorized the issuance of 189,146 shares of Common Stock to MEI as payment of approximately $107,000 of accrued dividends on the Company's Preferred Stock. 171,057 of those shares were issued in December 1998 and 18,089 were issued in January 1999.

Pursuant to a Stock Purchase Agreement, dated as of July 30, 1998, between Apollo and Ronald Lightstone and the Company and a Stock Purchase Agreement, dated as of November 12, 1998, between Apollo, Mr. Lightstone and the Company, the Company sold an aggregate of 8,122,393 shares of Common Stock of the Company to Elkes Limited Partnership ("ELP") (as assignee of Apollo), Gorman Limited Partnership ("GLP") (as assignee of Apollo) and Ronald Lightstone for an aggregate price of $5,840,000 (or $0.719 per share). The managing general partner of ELP is Terrence Elkes, the Chairman of the Board of Directors of the Company. The managing general partner of GLP is Kenneth Gorman, the Vice-Chairman of the Board of Directors of the Company. Mr. Lightstone is the President and Chief Executive Officer of, and a member of the Board of Directors of, the Company.

In December 1998, the Company sold an aggregate of 640,000 shares of Common Stock to ELP and GLP for $500,000.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

LITIGATION

PENDING LEGAL PROCEEDINGS

On July 10, 1998 an action entitled Palisades Pictures LLC, Nothing to Lose Productions Inc., CUB Films, Mark Severini, Eric Bross and Jeff Dowd v. Dove International, Inc., Dove Audio, Inc. and NewStar Media, Inc. was filed in Los Angeles Superior Court (BC 194069). Plaintiffs allege breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty, interference with prospective economic advantage and promissory estoppel, arising out of an alleged distribution agreement pursuant to which Dove International, Inc. was to have distributed the motion picture "Nothing to Lose." Plaintiffs are seeking damages in excess of $1,000,000, plus punitive and exemplary damages. The Company believes that it has good and meritorious defenses to the action. Nevertheless, there is no assurance that the Company will prevail in the action.

In February 1999, the Company was served with a complaint in an action entitled Norton Herrick v. NewStar Media Inc., Michael Viner and Deborah Raffin Viner (Los Angeles Superior Court Case No. SC055421). The action was brought by one of the shareholders who opted out of the Class Action Settlement described below. The complaint alleges fraud, negligent misrepresentation, violation of sections 25400 and 25401 of the California Corporations Code and breach of fiduciary duty, and seeks recovery of in excess of $1,000,000 plus exemplary and punitive damages. While the Company believes that it has good and meritorious defenses to the remaining claims in the action, the Company may not prevail.

On September 28, 1998, the Former Principals commenced an arbitration against the Company, alleging breach of, and seeking specific performance of a termination agreement to which they and the Company are a party. In December 1998, the Former Principals asserted that they were entitled to rescission of the termination agreement for material failure of consideration, or, in the alternative, unspecified damages against the Company. In a decision dated March 31, 1999, the arbitrator determined that the Former Principals may not rescind the termination agreement on the grounds presented to the arbitrator. While the Company believes that it has good and meritorious defenses to the remaining claims in the action, the Company may not prevail.

In December of 1997, the Company was served with a complaint in an action entitled Gerald J. Leider v. Dove Entertainment, Inc., f.k.a. Dove Audio, Inc. (Los Angeles Superior Court Case No. BC 183056). Mr. Leider is a former Chairman of the Board and consultant to the Company and has sought damages of approximately $287,000 for breach of contract and $60,000 for unpaid consulting fees. Mr. Leider also is seeking a declaration that the Company must comply with certain purported stock option agreements and for an order for inspection and copying of certain records of the Company and an award of expenses related thereto. On April 21, 1998, Mr. Leider obtained a writ of attachment for approximately $287,000 in respect of his claims, for which the Company has substituted an undertaking for the amount of attachment. Although the Company believes that it has good and meritorious defenses and setoffs to such action, there is no assurance that the Company will prevail in such action. The Company has filed a separate complaint against Mr. Leider (Dove Entertainment v. Gerald Leider, et. al., Los Angeles Superior Court Case No. SC050414) for breach of fiduciary duty, fraud and breach of covenant of good faith and fair dealing asserting that Mr. Leider entered into purported agreements with the Company that were unfair to the Company, were not disclosed to the Board or the Company's shareholders and were never approved by the Board or the Company's shareholders.

On July 6, 1998, a first amended complaint in the action entitled Mattken Corp. and Gerald J. Leider v. NewStar Media, Inc. was filed in the Los Angeles Superior Court (BC 191736). The plaintiffs allege breach of contract arising out of a purported agreement between Mr. Leider and the Company in connection with executive producer services on the motion picture "Morning Glory", and a purported sales agency agreement between Mattken Corp. and the Company. Plaintiffs are seeking in excess of $350,000. The Company believes that it has good and meritorious defenses to the action. Nevertheless, there is no assurance that the Company will prevail in the action.

In August 1993, a trial court confirmed an arbitration award in favor of the Company against Steven Stern and Sharmhill Productions in the approximate amount of $4.5 million relating to the film "Morning Glory" ("Stern Judgment"). In a related matter, the Company sought to restore certain alleged fraudulent conveyances that Mr. Stern had made. In August 1995, Mr. Stern filed for bankruptcy protection. The United States Trustee is pursuing the fraudulent conveyance action on behalf of the bankruptcy estate and the Company is pursuing its own adversary proceeding against Mr. Stern and others in the bankruptcy case. There is no assurance that the Company will ultimately prevail, or as to if, when or in what amount the Company will be able to recover the amount of the original judgment in its favor.

In February 1993, Mr. Stern filed a complaint against the Company entitled Steven A. Stern and Steven A. Stern as assignee of the claims of Sharmhill Productions (B.C.), Inc., a bankrupt company v. Dove Audio, Inc. et al. (British Columbia Supreme Court, Vancouver Registry No. C930935) (the "Canadian Stern Action") claiming that he had been fraudulently induced to enter into the agreement underlying the arbitration award and seeking as damages in excess of the amount of the Stern Judgment. The Company believes that it has good and meritorious defenses to the Canadian Stern Action. Nevertheless, there is no assurance that the Company will prevail in the Canadian Stern Action.

LEGAL PROCEEDINGS SETTLED, DISMISSED OR ON APPEAL

In 1998, the class action cases, Alan Fields v. Dove Entertainment, Inc., et al. (Los Angeles Superior Court No. BC174659), Global Asset Allocation Consultants, L.L.C. v. Dove Entertainment, Inc., et al. (United States District Court for the Central District of California Civil Action No. 97-6253-WDK) and George, et al.
v. Dove Entertainment, Inc. et al. (United States District Court for the Central District of California Civil Action No. 97-7482-R) were settled between the parties (the "Class Action Settlement") Subsequently, the Class Action Settlement was approved by both the federal and state courts. The state court approval became final and non-appealable in the fourth quarter of 1998 and the federal court approval became final and non-appealable in the first quarter of 1999.

In July 1996, the Company was served with a complaint in an action entitled Terrie Maxine Frankle and Jennie Louise Frankle v. Dove Audio (U.S. District Court, Central District of California Case No. 96-4073 RSWL). In November 1998, the Company entered into a settlement agreement with the plaintiffs, with all payments thereunder to be made by the Company's insurance carrier, and the action was dismissed.

In August 1997, the Former Principals commenced an arbitration against the Company seeking specific performance of, and alleging breach of, the Termination Agreement, and claimed damages in excess of $165,000 and additional reimbursements allegedly due for other items. The Company filed its own claims against the Former Principals. On July 17, 1998, the arbitrator ruled in favor of the Company on some issues and in favor of the Former Principals on other issues, resulting in a net recovery by the Former Principals of approximately $30,000. The arbitrator also confirmed an earlier ruling that a provision of the Termination Agreement prohibiting the Former Principals from competing with the Company in the audio book business for a period of four years from June 10, 1997 is valid and enforceable, and enjoined and restrained the Former Principals from engaging in the audio book business during that period. On December 30, 1998, the Los Angeles Superior Court entered its Judgment Confirming the Arbitration Award. On February 25, 1999 the Former Principals filed a Notice of Appeal from the Judgment.

In another arbitration proceeding between the Company and the Former Principals and one of their companies relating to an alleged breach of the Termination Agreement by the Company for, among other things, failing to prepare office space for use by the Former Principals, the arbitrator rendered a decision on February 13, 1998 (amended and corrected on March 2, 1998), in which he awarded the Company the sum of $14,093. A petition is pending in the Los Angeles County Superior Court to confirm the arbitrator's award.

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

In June 1997, the Company was served with a complaint in an action entitled Michael Bass v. Penguin USA Inc., et al. (New York Superior Court Case No. 97-111143). The complaint alleged among other things that the book "You'll Never Make Love In This Town Again" defamed Mr. Bass and violated his rights of publicity under New York statutes. The complaint sought damages of $70,000,000 for defamation and $20,000,000 for violation of the New York right of publicity statutes and an injunction taking the book out of circulation and prohibiting the use of Mr. Bass' name. The action in New York was voluntarily stayed after Mr. Bass filed a similar action in the State of California entitled Michael Bass
v. Penguin USA et. al. (California Superior Court Case No. SC049191) seeking essentially the same damages. The action in California was dismissed with prejudice on July 6, 1998.

In March 1999, the Company entered into a settlement agreement with the plaintiff in connection with the action entitled Robert H. Tourtelot v. Dove Audio, Inc. etc. et al. (Los Angeles Superior Court Case No. SC040739). Pursuant to the settlement agreement, the Company will make payments over time to Mr. Tourtelot totaling $60,000.

On July 21, 1998 a Judgment Pursuant to Terms of Settlement was issued in connection with the action Soloway v. Dove Entertainment (Los Angeles Superior Court Case No. BC175516) and the terms of the settlement and judgment have been fully performed.

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

At December 31, 1998, the Company has reserved $1,021,000 in respect of such claims served against the Company.


OFFICE LEASE

Prior to 1997, the Company maintained its principal offices pursuant to non-cancelable operating leases which expired over periods from January 31, 1999 to March 26, 1999. These leases were subject to annual rent escalations and the pass-through of certain costs of the landlord. In connection with the Company's move to its current principal offices, the Company accrued the rent expense associated with the minimum future non-cancelable lease payments.

In January 1998, the Company sub-leased the above office space for the remainder of the term of the lease at an annual rent of $194,000.

In connection with the sale of the Company's principal office building and land, the Company entered into a one year operating lease to provide office space and parking, that expires August 31, 1999.

Rent expense for the years ended December 31, 1998 and 1997, was $133,000 and $292,000, respectively.

Minimum future non-cancelable lease payments as of December 31, 1998 amounts to $304,000 in 1999.

RIGHTS ACQUISITIONS

In the ordinary course of business, the Company enters into agreements with authors and publishers for rights and other materials to publish and produce audio book titles and printed books.

NOTE 11 - CAPITAL ACTIVITIES

PREFERRED STOCK

The Company has 2,000,000 shares designated as Preferred Stock. At December 31, 1998, 220,087 of such shares are issued and outstanding and include the following:

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

     (3) 214,113 shares of Series D Preferred Stock, formerly designated as Series A Preferred Stock. The Series D Preferred Stock has a stated value of $4.00 per share and a dividend preference at an annual rate per share equal to 8%. Such dividends are cumulative and, to the extent in arrears, bear interest at 8%, compounded quarterly. The Series D Preferred Stock bears a liquidation preference in the amount equal to the stated value plus all accumulation of unpaid dividends and interest thereon. Each share of Series D Preferred Stock is convertible at the option of the holder into
     1.20497 shares of common stock, subject to adjustment. Each of the Series D Preferred Stock is redeemable, in whole or in part at the option of the Company, at any time after March 28, 2002 at a redemption price of 110% of the stated value plus all accumulated but unpaid dividends thereon (plus interest on such accumulations).

     (4) 54 shares of Series E Preferred Stock. The Series E Preferred Stock has a stated value of $1,000 per share. The holders of the Series E Preferred Stock do not have voting rights and are not entitled to receive any dividends in respect thereof. The Series E Preferred Stock bears a liquidation preference in an amount equal to the stated value. Each share of Series E Preferred Stock is convertible at the option of the holder at any time into that number of shares of common stock of the Company calculated by dividing $1,000 by the applicable "conversion price." With respect to a share of Series E Preferred Stock, the conversion price is the average of the closing prices of the Company's common stock for the five consecutive days prior to the date such share of Series E Preferred Stock was released from escrow. The Series E Preferred Stock is redeemable by the Company, in whole or in part, at any time 30 days after termination of the Escrow Agreement dated June 1997 among Michael Viner, Deborah Raffin, the Company and U.S. Trust Company of California, N.A., at a price equal to 80% of the stated value.

Series B, Series C and Series D Preferred Stock rank pari passu with respect to liquidation and dividends. The Series E Preferred Stock is junior to the Company's Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock.

On March 28, 1997, in the first of two closings under a private placement of preferred stock and warrants to purchase Common Stock (i) MEI purchased 3,000 shares of the Company's Series B Preferred Stock and warrants to purchase 500,000 shares of Common Stock at $2.00 per share, warrants to purchase 500,000 shares of Common Stock at $2.50 per share and warrants to purchase 500,000 shares of Common Stock at $3.00 per share for an aggregate of $3,000,000 and,
(ii) the Former Principals purchased 920 shares of the Company's Series C Preferred Stock and warrants to purchase 166,666 shares of Common Stock at $2.00 per share, warrants to purchase 166,667 shares of Common Stock at $2.50 per share and warrants to purchase 166,667 shares of Common Stock at $3.00 per share for an aggregate of $920,000 (including the contribution of $676,000 payable by the Company to the Former Principals). On June 3, 1997, the second closing (the "Second Closing") was completed whereby (i) MEI purchased 1,000 shares of Series B Preferred Stock and warrants to purchase 166,666 shares of Common Stock at $2.00 per share, warrants to purchase 166,667 shares of Common Stock at $2.50 per share and warrants to purchase 166,667 shares of Common Stock at $3.00 per share for $1,000,000 in cash and (ii) the Former Principals and their assigns purchased 1,000 shares of Series C Preferred Stock and warrants to purchase 166,666 shares of Common Stock at $2.00 per share, warrants to purchase 166,667 shares of Common Stock at $2.50 per share and warrants to purchase 166,667 shares of Common Stock at $3.00 per share for an aggregate of $1,000,000 (including the contribution of $175,000 payable by the Company to the Former Principals). In connection with this transaction, the Company has allocated the amounts invested between the Preferred Stock and the warrants and has recorded a dividend (which was a reallocation of Additional Paid-in Capital between Common Stock and Preferred Stock) amounting to $2,143,000 for the difference between the amount allocated to Preferred Stock and the value, as of the issuance date, of the Common Stock issuable upon conversion of such Preferred Stock. On June 10, 1997, MEI purchased all of the Preferred Stock and warrants held by the Former Principals along with 500,000 shares of Common Stock (see Note 9 -- Related Party Transactions). In August, 1997, MEI purchased 350 shares of the Company's Series C Preferred Stock with warrants to purchase 175,000 shares of Common Stock from the assigns of the Former Principals under the same terms as described above applying to the Company's Series C Preferred Stock.

COMMON STOCK

The shares issued in the acquisition of Four Point and shares of Common Stock outstanding at December 31, 1996 exclude 40,000 shares issued in the acquisition which were placed in escrow pending the receipt of certain outstanding receivables. In October 1997, the Company agreed to the release of these shares from escrow.

In October 1996, Morgan Fuller Capital Group, L.L.C. ("Morgan Fuller") completed a loan to the Company in the aggregate amount of $800,000. Such loan bore interest at the rate of 10% per annum. In March 1997, the Company retired $500,000 of such loan in exchange for 210,526 shares of Common Stock along with warrants to purchase 35,088 shares of Common Stock at $2.50 per share, warrants to purchase 35,088 shares of Common Stock at $3.50 per share and warrants to purchase 35,087 shares of the Common Stock at $4.50 per share. The balance of the loan plus accrued interest was repaid in cash.

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

During the year ended December 31, 1997, the Company issued 250,000 shares of Common Stock in exercise of options.

During the year ended December 31, 1998, the Company issued the following shares of Common Stock:

     o 739,646 shares in satisfaction of vendor payables amounting to $652,000.
     o 19,608 shares to Steven Soloway as settlement of the Soloway Action in the amount of $38,000.
     o 17,391 shares to Spacetime Publications, Ltd. representing $25,000 in connection with the settlement of claims.
     o 400,000 shares to Ronald Lightstone, the Company's President and Chief Executive, amounting to $500,000 and pursuant to an employment agreement between Mr. Lightstone and the Company.
     o 308,028 shares to MEI as payment of consulting fees in the amount of $400,000.
     o 34,014 shares to MEI as consideration for certain guarantees amounting to $50,000 made by MEI in connection with the Chase Loan.
     o 563,911 shares to MEI as payment of $686,000 of accrued preferred dividends.
     o 88,173 shares to the Former Principals pursuant to a certain Termination Agreement were converted from 135 shares of Series E Preferred Stock issued in the amount of $135,000.
     o    26,492 shares to the Company's deferred profit sharing plan.

The Company sold an aggregate of 8,122,393 shares of Common Stock to ELP, GLP and Ronald Lightstone for an aggregate price of $5,840,000 pursuant to a Stock Purchase Agreement, dated as of July 30, 1998, among the Company, Apollo and Ronald Lightstone and a Stock Purchase Agreement, dated as of November 12, 1998, among the Company, Apollo and Ronald Lightstone.

In December 1998, the Company sold the following shares of Common Stock to the parties indicated below:

     o    320,000 shares to Elkes Limited Partnership for $250,000.
     o    320,000 shares to Gorman Limited Partnership for $250,000.

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

Options activity under the Plan was as follows:

                                                                                                Weighted
                                                                                                 Average
                                                         Number of         Exercise             Exercise
                                                           Shares           Price                 Price
                                                       -------------    ----------------    -------------
        Options outstanding at December 31, 1996            379,999       $2.50 - $9.75            $4.25
        Options issued                                                                                --
        Options canceled                                   (290,999)      $3.50 - $9.75            $4.42
                                                       -------------
        Options outstanding at December 31, 1997             89,000       $2.50 - $6.00            $3.08
        Options issued                                      521,000           $1.50                $1.50
        Options canceled                                    (16,500)      $1.50 - $6.00            $1.77
                                                       -------------
        Options outstanding at December 31, 1998            593,500       $1.50 - $6.00            $1.73
                                                       =============

At December 31, 1997 and 1998, respectively, options to acquire 78,998 and 238,000 shares of Common Stock under the Plan were exercisable.

In addition to the above options issued under the Plan, at December 31, 1998, the following options to acquire shares of Common Stock were outstanding:

   (1) 300,000 options at $11.00 per share issued in 1996 to one of the principals of Four Point as part of an employment agreement. None of these options were exercisable at December 31, 1997. In January 1998, the Company agreed with the holder of such options to cancel such options and in lieu thereof issue 150,000 options at $1.50 per share under the Plan of which 50,000 were fully vested and the balance to vest over the next two years.

     (2)80,000 options issued in 1996 under the Plan, with an exercise price of $3.50 per share to the Company's public relations firm. As of December 31, 1998, the Company has terminated the agreement with the public relations firm and the options were cancelled.

     (3) 50,000 options at $2.50 per share in 1996 to a former acting officer. All of these options were exercisable at December 31, 1998 and none were exercised as of December 31, 1998.

During the year ended December 31, 1997, 250,000 options to acquire shares of Common Stock outside the Plan at an exercise price of $.01 per share were exercised by the Former Principals.

At December 31, 1998, the weighted average remaining contractual life of all outstanding options was 9.21 years.

Determining compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss attributable to common shareholders would have been increased to the pro forma amounts indicated below:

                                                                            For the Years Ended December 31,
                                                                            --------------------------------
                                                                                  1998             1997
                                                                                  ----             ----

        Basic and diluted loss attributable
           to Common Shareholders                As reported                $   (4,936,000)  $  (19,018,000)
                                                 Pro forma                      (5,350,000)     (19,081,000)

        Basic and diluted loss per share         As reported                          (.61)           (3.27)
                                                 Pro forma                            (.62)           (3.28)

Pro forma net loss reflects only options granted in the years ended December 31, 1995 through December 31, 1998. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to January 1, 1995 is not considered.

No stock options were granted during the year ended December 31, 1997. The per share weighted-average fair value of stock options granted during the year ended December 31, 1998 was $1.27 on the date of grant using the modified Black-Scholes option-pricing model with the following weighted-average assumptions: Expected dividend yield 0%, risk-free interest rate of 5%, expected volatility of 134%, and an expected life of 4 years.


Warrant activity was as follows:

                                                                  Number of                             Weighted
                                              Number of       Equivalent Common                         Average
                                              Warrants             Shares          Exercise Price    Exercise Price
                                           --------------     -----------------    --------------    --------------

       Warrants outstanding as of
           December 31, 1996                   1,607,500             1,558,750     $2.00 - $12.00        $    9.78
       Warrants issued                         3,105,263             3,105,263     $2.00 - $4.50         $    2.42
       Warrants exercised                             --                    --
       Warrants outstanding as of
           December 31, 1997                   4,712,763             4,664,013     $2.00 - $12.00        $    5.06
       Warrants issued                                --                    --
       Warrants exercised                             --                    --
                                           --------------    ------------------    --------------    --------------
       Warrants outstanding as of
           December 31, 1998                   4,712,763             4,664,013     $2.00 - $12.00        $    5.06
                                           ==============    ==================

At December 31, 1998 all warrants were exercisable.

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

In March 1997, the Company issued the following warrants to Morgan Fuller in conjunction with the issuance of 210,526 shares of Common Stock:

                Number of    Number of Shares
                 Warrants    of Common Stock     Exercise Price
                ---------    ----------------    --------------

                   35,087              35,087         $    2.50
                   35,088              35,088         $    3.50
                   35,088              35,088         $    4.50

In March and June 1997, the Company issued in aggregate, the following warrants in conjunction with the issuance of Series B Preferred Stock and Series C Preferred Stock in March and June 1997:

                Number of    Number of Shares
                 Warrants    of Common Stock     Exercise Price
                ---------    ----------------    --------------

                1,000,000           1,000,000         $    2.00
                1,000,000           1,000,000         $    2.50
                1,000,000           1,000,000         $    3.00

NOTE 12 - OPERATING SEGMENTS AND MAJOR CUSTOMERS AND SUPPLIERS

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", as of December 31, 1998. SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments and related disclosures about products and services, geographic areas and major customers.

The Company is engaged in the publication of audio and printed books, the production of television programming and the distribution of feature films and television product. Revenues are generated from two reportable operating segments - publishing and film - based upon the nature of their products. Publishing produces and distributes audio book titles and publishes various printed books. Film aggregates the television and distribution divisions and, collectively, develops, produces and distributes television programming and engages in the distribution of feature films.

The information in the following tables is derived from the segments' internal financial reporting for corporate management purposes:


                                                                           December 31,
                                                                      1998             1997
                                                                ----------------- ----------------
         Net revenues
             Publishing                                         $      6,880,000  $     6,800,000
             Film                                                      8,920,000        9,872,000
                                                                ----------------- ----------------
        Total                                                   $     15,800,000  $    16,672,000

        Loss before income taxes
             Publishing                                         $     (1,521,000) $    (5,224,000)
             Film                                                       (224,000)      (4,539,000)
             Unallocated corporate                                    (4,123,000)      (6,220,000)
                                                                ----------------- ----------------
        Total                                                   $     (5,868,000) $   (15,983,000)

        Depreciation and amortization
             Publishing                                         $         26,000  $        31,000
             Film                                                        711,000          607,000
             Unallocated corporate                                       237,000          128,000
                                                                ----------------- ----------------
        Total                                                   $        974,000  $       766,000

        Purchases of property and equipment
             Publishing                                         $         86,000  $       133,000
             Film                                                             --           33,000
                                                                ----------------- ----------------
        Total                                                   $         86,000  $       166,000

        Total assets
             Publishing                                         $      6,197,000  $     5,915,000
             Film                                                     11,636,000        9,736,000
             Unallocated corporate                                     1,244,000        3,420,000
                                                                ----------------- ----------------
        Total                                                   $     19,077,000  $    19,071,000


The Company earned net revenues in excess of 10% of the Company's total net revenues from various customers in the film operating segment. Net revenues and net revenues as a percentage of the Company's total net revenues from these customers were as follows:
                                                Year Ended December 31,
                                       ---------------------------------------
                                              1998                 1997
                                              ----                 ----

        ABC                            $  5,200,000   33%    $ 2,663,000   16%
        Buena Vista                    $    719,000    5%    $ 4,416,000   26%
        Columbia Tri-Star              $  1,718,000   11%             --   --

Three manufacturers supply a significant quantity of audio inventory. The Company believes there are other suppliers and accordingly, the Company is not dependent on these manufacturers as its sole source of product.

NOTE 13 - RETIREMENT AND SAVINGS PLAN

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

NOTE 14 - LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced significant negative cash flows from operations, including $10,659,000 and $8,691,000 for the years ended December 31, 1998 and December 31, 1997, respectively. In November 1997, the Company entered into an agreement with Chase Bank providing the Company with an $8,000,000 loan facility for working capital purposes, which was increased to $10,000,000 in May 1998, and the Company had borrowed $7,434,000 against the facility as of December 31, 1998. As discussed in Note 8 of Notes to Consolidated Financial Statements, as of January 28, 1999, the Company had borrowed the maximum amount permitted to be borrowed under the Chase Loan. The Company was not in compliance with certain of the financial compliance tests at December 31, 1998 and has requested waivers from Chase Bank. As of April 12, 1999, the Company has not received any such waivers and there is no assurance that the Company will receive the waivers in the future. Accordingly, the Company has classified Notes Payable to Chase Bank as a Current Liability. The Company believes that its current capital resources may not be sufficient to cover its immediate capital requirements and accordingly is recently in discussions with a number of potential sources to provide additional working capital whether through the issuance of additional equity or debt securities, additional bank financing or otherwise. There are however, no assurances that such financing will be obtained.

In addition, the Company has plans to expand its development, production and distribution activities, including the expansion of its publishing and television operations (although there is no assurance that the Company will expand or that such expansion will be profitable). Such expansion may include future acquisitions of library product or other assets complementary to its current operations or acquisitions of rights involving significantly greater outlays of capital than required in the business conducted to date by the Company. In the event that additional working capital is not obtained or not obtained in sufficient amounts, the Company's operations may be significantly curtailed.

NOTE 15 - FOURTH QUARTER ADJUSTMENTS

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

During the fourth quarter of 1998, the Company recorded a write-down of $199,000 in audio and book inventories still maintained at the warehouse of a former distributor.

SIGNATURE

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of April, 1999.


                                    NEWSTAR MEDIA INC.

                                    By: /s/ RONALD LIGHTSTONE
                                       -----------------------------------------
                                       Ronald Lightstone, President and Chief
                                       Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


     SIGNATURE                              TITLE                               DATE

     /s/ RONALD LIGHTSTONE          President, Chief Executive                  April 15, 1999
     ---------------------          Officer and Director
     Ronald Lightstone


     /s/ JOHN T. BRADY              Chief Financial Officer and                 April 15, 1999
     ---------------------          Chief Accounting Officer
     John T. Brady


     /s/ TERRENCE A. ELKES          Chairman of the                             April 15, 1999
     ---------------------          Board of Directors
     Terrence A. Elkes


     /s/ KENNETH F. GORMAN          Vice-Chairman of the                        April 15, 1999
     ---------------------          Board of Directors
     Kenneth F. Gorman


     /s/ JOHN T. HEALY              Director                                    April 15, 1999
     ---------------------
     John T. Healy


     /s/ BRUCE MAGGIN               Director                                    April 15, 1999
     ---------------------
     Bruce Maggin


                                    Director                                    April __, 1999
     ---------------------
     Steven Mayer


     /s/ LEE MASTERS                Director                                    April 15, 1999
     ---------------------
     Lee Masters


(2) EXHIBITS
                  EXHIBIT NO.                       DESCRIPTION
                 ---------------    --------------------------------------------
                      3.1           Articles of Incorporation of the Company
                                    (filed as Exhibit 3.1 to the Registration
                                    Statement on Form SB-2 filed with the
                                    Commission on October 7, 1994 (the
                                    "Registration Statement"))

                      3 2 Certificate of Amendment of Articles of Incorporation of the Company filed with the Secretary of State of the State of California on March 14, 1990 (filed as
                                    Exhibit 3.2 to the Registration Statement)

                      3.3 Certificate of Amendment of Articles of Incorporation of the Company filed with the Secretary of State of the State of California on November 17, 1990 (filed as
                                    Exhibit 3.3 to the Registration Statement)

                      3.4 Certificate of Amendment of Articles of Incorporation of the Company filed with the Secretary of State of the State of California on August 26, 1994 (filed as
                                    Exhibit 3.4 to the Registration Statement)

                      3.5 Bylaws of the Company, as amended (filed as Exhibit 3.5 to the Registration Statement)

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

                      3.8 Amended and Restated Bylaws of the Company (filed as Exhibit 3.8 to the Annual Report on Form 10-KSB for the fiscal year ended
                                    1997)

                      3.9 Certificate of Amendment of Articles of Incorporation of the Company filed with the Secretary of State of California on May 4, 1998 (filed as Exhibit 3.9 to the Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1998)

                      4.1 Specimen Series A Preferred Stock certificate of the Company (filed as Exhibit 4.2 to Amendment No. 2 to the Registration Statement filed with the Commission on November 29, 1994 ("Amendment No. 2"))

                      4.2 Form of Certificate of Determination of the Series A Preferred Stock of the Company (filed as Exhibit 4.3 to the Registration Statement)

                      4.3 Form of Underwriter's Warrant Agreement (filed as Exhibit 4.4 to the Registration Statement)

                  EXHIBIT NO.                       DESCRIPTION
                 ---------------    --------------------------------------------
                      4.4           Form of Warrant Agreement (filed as
                                    Exhibit 4.5 to the Registration Statement)

                      4.5           Form of Subscription Agreement (filed as
                                    Exhibit 4.6 to Amendment No. 1 to the
                                    Registration Statement ("Amendment No. 1
                                    ") filed with the Commission on November
                                    2, 1994)

                      4.6 Placement Agency Agreement dated August 1, 1994 between the Company and Joseph Stevens & Company, LP (filed as Exhibit
                                    4.7 to Amendment No. 1 )

                      4.7 Placement Agent Warrant Agreement dated December 24, 1995 between Whale Securities Co., LP and Dove Audio (filed as Exhibit
                                    4.8 to the Annual Report on Form 10-KSB
                                    for the fiscal year ended 1995)

                      4.8           Placement Agent Warrant (filed as Exhibit
                                    4.9 to the Annual Report on Form 10-KSB
                                    for the fiscal year ended 1995)

                      4.9 Form of Registration Rights Agreement (filed Exhibit 4.10 to the Annual Report on Form 10-KSB for the fiscal year ended
                                    1995)

                      4.10 Form of Common Stock Purchase Warrant (filed as Exhibit 4.11 to the Annual Report on Form 10-KSB for the fiscal year ended 1995)

                      4.11 Form of Warrant Agreement dated as of October 1, 1996 (filed as Exhibit 4.12 to the Annual Report on Form 10-KSB for the fiscal year ended 1996)

                      4.12 Certificate of Determination of the Series B Preferred Stock of the Company (filed as Exhibit 4.13 to the Annual Report on Form 10-KSB for the fiscal year ended 1996)

                      4.13 Warrant Agreement dated as of March 27, 1997 between the Company and Media Equities Intentional, LLC (filed as
                                    Exhibit 4.14 to the Annual Report on Form
                                    10-KSB for the fiscal year ended 1996)

                      4.14 Certificate of Determination of the Series C Preferred Stock of the Company (filed as Exhibit 4.15 to the Annual Report on Form 10-KSB for the fiscal year ended 1996)

                      4.15 Warrant Agreement dated as of March 27, 1997 between the Company, Michael Viner and Deborah Raffin Viner (filed as
                                    Exhibit 4.16 to the Annual Report on Form
                                    10-KSB for the fiscal year ended 1996)

                      4.16 Certificate of Determination of the Series D Preferred Stock of the Company (filed as Exhibit 4.17 to the Annual Report on Form 10-KSB for the fiscal year ended 1996)

                      4.17 Form of Warrant Agreement dated as of April 1, 1997 (filed as Exhibit 4.18 to the Annual Report on Form 10-KSB for the fiscal year ended 1996)

                  EXHIBIT NO.                       DESCRIPTION
                 ---------------    --------------------------------------------
                      4.18          Certificate of Determination of the
                                    Series E Preferred Stock of the Company
                                    (filed as Exhibit 4.19 to the Company's
                                    Current Report on Form 8-K dated June 10,
                                    1997)

                      4.19 Specimen Series E Preferred Stock Certificate of the Company (filed as Exhibit 4.20 to the Company's Current Report on Form 8-K dated June 10, 1997)

                      4.20 Registration Rights Agreement, dated June 10, 1997, by and among the Company, Michael Viner and Deborah Raffin Viner (filed as Exhibit 4.21 to the Company's Current Report on Form 8-K dated June 10,
                                    1997)

                      10.1          Form of Publishing Agreement (filed as
                                    Exhibit 10.16 to Amendment No. 1)

                      10.2          Form of Artist Agreement (filed as
                                    Exhibit 10.17 to Amendment No. 1)

                      10.3 Form of Company's 1994 Stock Incentive Plan (filed as Exhibit 10.18 to the Registration Statement)

                      10.4 Agreement between the Company and Reader's Digest Association, Inc. dated as of March 15, 1995 (filed as the same numbered Exhibit to the Annual Report on Form 10-KSB for the fiscal year ended
                                    1994)

                      10.5 Form of First Amendment to the Company's 1994 Stock Incentive Plan dated November 7, 1996 (filed as Exhibit 10.39 to the Annual Report on Form 10-KSB for the fiscal year ended 1996)

                      10.6 Stock Purchase Agreement dated as of March 27, 1997 among the Company, Media Equities International, LLC, Michael Viner and Deborah Raffin Viner (filed as
                                    Exhibit 10.40 to the Annual Report on
                                    Form 10-KSB for the fiscal year ended
                                    1996)

                      10.7 Shareholders Voting Agreement dated as of March 27, 1997 by and between Media Equities International, LLC, Michael Viner and Deborah Raffin Viner (filed as
                                    Exhibit 10.41 to the Annual Report on
                                    Form 10-KSB for the fiscal year ended
                                    1996)

                      10.8 Pledge Agreement dated as of March 27, 1997 among Media Equities International, LLC, Michael Viner and Deborah Raffin Viner (filed as Exhibit 10.42 to the Annual Report on Form 10-KSB for the fiscal year ended 1996)

                      10.9 Employment Termination Agreement, dated June 10, 1997, by and among the Company, Michael Viner and Deborah Raffin (filed as Exhibit 10.45 to the Company's Current Report on Form 8-K dated June 10, 1997)


                     10.10 Securities Purchase Agreement, dated June 10, 1997, by and among Media Equities International, LLC, Michael Viner and Deborah Raffin Viner (filed as Exhibit
                                    10.46 to the Company's Current Report on
                                    Form 8-K dated June 10, 1997)

                  EXHIBIT NO.                       DESCRIPTION
                 ---------------    --------------------------------------------
                     10.11          Loan Agreement, dated as of September 26,
                                    1997, between the Company and Dove Four
                                    Point, Inc. and Media Equities
                                    International, Inc. (filed as Exhibit
                                    10.47 to the Annual Report on Form 10-KSB for the fiscal year ended 1997)

                     10.12 Debt Subordination and Intercreditor Agreement, dated September 26, 1997, among the Company, Dove Four Point, Inc., Media Equities International, Inc. and Sanwa Bank California (filed as Exhibit
                                    10.48 to the Annual Report on Form 10-KSB for the fiscal year ended 1997)

                     10.13 Security Agreement, dated as of September 26, 1997, between the Company, Dove Four Point, Inc. and Media Equities International, Inc. (filed as Exhibit
                                    10.49 to the Annual Report on Form 10-KSB for the fiscal year ended 1997)

                     10.14 Copyright Security Agreement, dated as of September 26, 1997, by Dove Four Point, Inc. in favor of Media Equities International, Inc. (filed as Exhibit
                                    10.50 to the Annual Report on Form 10-KSB for the fiscal year ended 1997)

                     10.15 Copyright Security Agreement, dated as of September 26, 1997 by the Company in favor of Media Equities International, Inc. (filed as Exhibit 10.51 to the Annual Report on Form 10-KSB for the fiscal year ended 1997)

                     10.16 Credit, Security, Guaranty and Pledge Agreement dated as of November 4, 1997, among the Company, Dove Four Point, Inc., Dove International, Inc. and The Chase Manhattan Bank, as Lender (the "Credit Agreement") (filed as Exhibit 10.52 to the Annual Report on Form 10-KSB for the fiscal year ended 1997)

                     10.17 Copyright Security Agreement dated as of November 4, 1997 by the Company, Dove Four Point, Inc. and Dove International, Inc. in favor of The Chase Manhattan Bank (the "Copyright Security Agreement") (filed as Exhibit 10.53 to the Annual Report on Form 10-KSB for the fiscal year ended 1997)

                     10.18 Security Agreement, dated as of November 4, 1997 between the Company and Media Equities International (filed as Exhibit
                                    10.54 to the Annual Report on Form 10-KSB for the fiscal year ended 1997)

                     10.19 Subordination Agreement, dated as of November 4,1997, among the Company, Dove International, Inc. and Dove Four Point, Inc., Terrence A. Elkes, Kenneth F. Gorman, Ronald Lightstone, John T. Healy, and Bruce Maggin, Media Equities International, LLC and The Chase Manhattan Bank (filed as Exhibit 10.55 to the Annual Report on Form 10-KSB for the fiscal year ended 1997).

                  EXHIBIT NO.                       DESCRIPTION
                 ---------------    --------------------------------------------
                     10.20          Contribution Agreement, dated as of
                                    November 4, 1997, among, the Company Dove
                                    Four Point, Inc. and Dove International,
                                    Inc. (filed as Exhibit  10.56 to the
                                    Annual Report on Form 10-KSB for the
                                    fiscal year ended 1997)

                     10.21 Fee Agreement, made as of November 4, 1997 between the Company and Media Equities International, LLC (filed as
                                    Exhibit  10.57 to the Annual Report on
                                    Form 10-KSB for the fiscal year ended
                                    1997)

                     10.22 Employment Agreement, dated as of February 4, 1998 between the Company and Ronald Lightstone (filed as Exhibit
                                    10.58 to the Annual Report on Form 10-KSB for the fiscal year ended 1997)

                     10.23 Supplement No. 1 to the Copyright Security Agreement dated as of February 20, 1998 by Dove Four Point, Inc. in favor of The Chase Manhattan Bank (filed as Exhibit 10.59 to the Annual Report on Form 10-KSB for the fiscal year ended
                                    1997)

                     10.24 Amendment No. 1 to the Credit Agreement, dated as of February 27, 1998, between the Company, Dove International, Inc., Dove Four Point, Inc. and The Chase Manhattan Bank (filed as Exhibit 10.60 to the Annual Report on Form 10-KSB for the fiscal year ended 1997)

                     10.25 Amendment No. 2 to the Credit Agreement, dated as of April 1, 1998, between the Company, Dove International, Inc., Dove Four Point, Inc. and the Chase Manhattan Bank (filed as Exhibit 10.61 to the Annual Report on Form 10-KSB for the fiscal year ended 1997)

                     10.26 Form of Publishing Agreement (1997) (filed as Exhibit 10.62 to the Annual Report on Form 10-KSB for the fiscal year ended 1997)

                     10.27          Form of Artist Agreement (1997) (filed as
                                    Exhibit 10.63 to the Annual Report on
                                    Form 10-KSB for the fiscal year ended
                                    1997)

                     10.28 Form of Executive Publication Agreement (filed as Exhibit 10.64 to the Annual Report on Form 10-KSB for the fiscal year ended 1997)

                     10.29 Loan Agreement, dated as of July 21, 1998, between NewStar Media Inc. and Dove Four Point, Inc. and Apollo Partners, LLC (filed as Exhibit 10.65 to the Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1998)

                  EXHIBIT NO.                       DESCRIPTION
                 ---------------    --------------------------------------------
                     10.30          Deed of Trust, dated July 21, 1998, among
                                    NewStar Media Inc., Apollo Partners, LLC and North American Title Company (filed as Exhibit 10.66 to the Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1998)

                     10.31 Employment Agreement dated as of January 1, 1998, between Dove Four Point, Inc. and Ron Ziskin (filed as Exhibit 10.68 to the Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1998)

                     10.32 Incentive Stock Option Agreement, dated as of January 1, 1998, between NewStar Media Inc. and Ron Ziskin on behalf of the Wedner-Ziskin Family Trust (filed as
                                    Exhibit 10.68 to the Quarterly Report on
                                    Form 10-QSB for the fiscal quarter ended
                                    June 30, 1998)

                     10.33 Stock Purchase Agreement, dated as of July 30, 1998, among NewStar Media Inc., Apollo Partners, LLC and Ronald Lightstone (filed as Exhibit 10.67 to the Company's Current Report on Form 8-K filed with the Commission on September
                                    3, 1998)

                     10.34 Registration Rights Agreement, dated as of July 30, 1998, by and among NewStar Media Inc., Apollo Partners, LLC and Ronald Lightstone

                     10.35 Standard Offer, Agreement and Escrow Instruction for Purchase of Real Estate, dated July 13, 1998, between Barry Beitler and Tony Dorn, as buyers and NewStar Media Inc., as seller

                     10.36 Residential Purchase Agreement, dated July 20, 1998, between Barry Beitler and Tony Dorn, as buyers, and NewStar Media Inc., as seller

                     10.37 Standard Industrial Lease - Special Net, dated August 5, 1998, between NewStar Media Inc. and 8955 Beverly Partnership

                     10.38 Stock Purchase Agreement, made as of November 12, 1998, among NewStar Media Inc., Apollo Partners, LLC and Ronald Lightstone

                     10.39 Registration Rights Agreement, dated as of November 12, 1998, by and among NewStar Media Inc., Apollo Partners, LLC and Ronald Lightstone

                     10.40 Agreement, dated as of July 30, 1998, between Media Equities International, LLC and NewStar Media Inc.

                     10.41 Incentive Stock Option Agreement, entered into as of January 1, 1998, by and between NewStar Media Inc. and Neil Topham

                     10.42 Incentive Stock Option Agreement, entered into as of January 1, 1998, by and between NewStar Media Inc. and Robert Murray


                     10.43 Trust Agreement, made December 30, 1998, by and between NewStar Media Inc. and Robert Murray, as trustee

                  EXHIBIT NO.                       DESCRIPTION
                 ---------------    --------------------------------------------
                     10.44          Letter Agreement, dated July 1, 1998,
                                    among NewStar Media Inc., Dove Four
                                    Point, Inc., Dove Entertainment, Inc.,
                                    Dove Audio, Inc., NewStar Worldwide Inc.,
                                    Terrence A. Elkes, Kenneth F. Gorman,
                                    Ronald Lightstone, Jack  Healy, Bruce
                                    Maggin, Media Equities International, LLC and The Chase Manhattan Bank

                     10.45 Consent Regarding "Limitations on Indebtedness" and "Limitations on Liens" dated July 14, 1998 between The Chase Manhattan Bank and NewStar Media Inc., Dove Four Point, Inc., NewStar Worldwide Inc., NewStar Television Inc., Dove Entertainment, Inc. and Dove Audio, Inc.

                     10.46 Consent, dated April 28, 1998, between The Chase Manhattan Bank and Dove Entertainment, Inc.

                     10.47 Consent regarding "Limitation on Indebtedness", dated December 5, 1997, between The Chase Manhattan Bank and Dove Entertainment, Inc., Dove Four Point, Inc. and Dove International, Inc.

                     10.48 Limited Waiver regarding "Consolidated Capital Base", dated July 29, 1998, between The Chase Manhattan Bank and NewStar Media Inc., NewStar Worldwide Inc., NewStar Television Inc., Dove Four Point, Inc. Dove Entertainment, Inc. and Dove Audio, Inc.

                     10.49 Modification Agreement, dated as of May 21, 1998 among Terrence A. Elkes, Kenneth
                                    F. Gorman, Bruce Maggin, John T. Healy,
                                    Ronald Lightstone, NewStar Media Inc.,
                                    NewStar Worldwide Inc., Dove Four Point,
                                    Inc., Dove Entertainment, Inc., Dove
                                    Audio, Inc., Media Equities
                                    International, LLC., and The Chase
                                    Manhattan Bank

                     10.50 Instrument of Assumption and Joinder dated as of May 14, 1998 made by Dove Entertainment, Inc. in favor of The Chase Manhattan Bank

                     10.51 Instrument of Assumption and Joinder dated as of May 14, 1998 made by Dove Audio, Inc. in favor of The Chase Manhattan Bank

                     10.52 Supplement No. 2 to the Copyright Security Agreement dated as of May 14, 1998 by NewStar Media Inc. in favor of The Chase Manhattan Bank

                     10.53 Amendment No. 3 to the Credit Agreement dated as of May 21, 1998, between the Company, Dove International Inc., Dove Four Point, Inc. and the Chase Manhattan Bank


                     10.54 Agreement, dated as of December 31, 1998, between Media Equities International, LLC and NewStar Media Inc.

                      21.1          Subsidiaries of NewStar Media Inc.

                      27.1          Financial Data Schedule