Form 10KSB/A
period 1998-12-31
NEWSTAR MEDIA INC
filed 1999-04-28
CIK 930436

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A
                                (AMENDMENT NO. 1)
(MARK ONE)
  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                         COMMISSION FILE NUMBER 0-24984

                               NEWSTAR MEDIA INC.
                 (Name of Small Business Issuer in Its Charter)

        CALIFORNIA                                               95-4015834
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

     8955 BEVERLY BOULEVARD
     LOS ANGELES, CALIFORNIA                                     90048
----------------------------------------                ------------------------
(Address of Principal Executive Offices)                       (Zip Code)

                                 (310) 786-1600
                  --------------------------------------------
               (Registrant's telephone number including area code)


      SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE.
         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                  ------------

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

    Transitional Small Business Disclosure format: Yes ___ No  X

    Shares of Common Stock outstanding as of April 26, 1999:  17,408,358


================================================================================

         The undersigned registrant, NewStar Media Inc. (the "Company"), hereby amends the following items of its annual report on Form 10-KSB for the fiscal year ended December 31, 1998 (the "Report") as follows:

                                    PART III

         The Company hereby deletes the information set forth under Items 9, 10, 11 and 12 of the Report and replaces such items in their entirety as set forth below.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Directors of the Company are elected annually by the shareholders to serve for a term of one year or until their successors are duly elected and qualified. As of the date hereof, the Board of Directors of the Company (the "Board") consists of seven members. Executive officers are elected by and serve at the discretion of the Board, subject to the rights, if any, of the executive officer under any contract of employment. No family relationships exist between or among any of the executive officers or directors of the Company.

INFORMATION WITH RESPECT TO DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth biographical information with respect to the directors and executive officers of the Company.

               NAME                  AGE                   POSITION
               ----                  ---                   --------
          Terrence A. Elkes           64              Chairman of the Board
          Kenneth Gorman*             59              Vice-Chairman of the Board
          Bruce Maggin*               55              Director
          John T. Healy               58              Director
          Lee Masters                 45              Director
          Steven F. Mayer*            39              Director
          Ronald Lightstone           60              President and Chief Executive Officer and Director
          John T. Brady               57              Vice President and Chief Financial Officer
          Robert Murray               39              Vice President, General Counsel and Secretary
---------------

* Denotes membership on the Audit Committee

         Messrs. Lightstone, Healy and Gorman have been directors of the Company since March 31, 1997. Messrs. Elkes and Maggin have been directors of the Company since June 10, 1997. Mr. Masters has been a director of the Company since September 30, 1997. Mr. Mayer has been a director of the Company since November 1996.

         TERRENCE A. ELKES was appointed to the Board in June 1997. Mr. Elkes is presently a principal of Apollo Partners, LLC, formed in 1987, which is involved in the acquisition of companies in the media, communications, entertainment and broadcasting fields. Mr. Elkes served as President of Viacom from 1978 to 1982 and as Chief Executive Officer from September 1983 to 1987. He also served on Viacom's Board of Directors from 1973 to 1987. Mr. Elkes joined Viacom in 1972 as Vice President, General Counsel and Secretary. He became Executive Vice President in 1976 with responsibility for the financial, legal and human resources areas of that company. Shortly thereafter, he assumed responsibility for Viacom's pay television and cable television operations as well. Prior to joining Viacom, Mr. Elkes served as Vice President and General Counsel for Parsons and Whittemore, a privately-owned paper corporation. In this capacity, he also managed the company's financial operations and international development. Previously, Mr. Elkes was an attorney at Norwich Pharmacal Company and later became General Counsel for Norwich's International Division. Mr. Elkes received his bachelor's degree cum laude in economics and political science from the City College of New York in 1955, and in 1958 he earned a doctor of law degree from the University of Michigan. He is a member of the New York City Bar Association and a former member of the International Radio and Television

Society's Board of Governors. Currently, Mr. Elkes is Chairman of the Board of Video Services Corporation and a Director of IDC Services, Inc. and Doane Agricultural Services Company. Mr. Elkes is a member of the President's Advisory Committee of the University of Michigan, a member of the University of Michigan's Investment Advisory Board and is a Trustee of the Michigan Law School Foundation.

         KENNETH F. GORMAN has been a director of the Company since March 1997. Since October 1987, he has been a principal of Apollo Partners, LLC, which is involved in the acquisition of companies in the media, communications, entertainment and broadcasting fields. Mr. Gorman joined Viacom in 1971 and served in various capacities, including Executive Vice President and a member of the Board of Viacom from October 1983 until September 1987 and Chairman of the Viacom Networks Group from January 1986 until September 1987. Before joining Viacom, he was with the CBS Broadcast Group, serving in various positions, including Controller of CBS Radio. Mr. Gorman started his career in 1961 at the National Broadcasting Company (NBC Radio Division). Mr. Gorman received a bachelor's degree in accounting from St. John's University in New York in 1962 and an honorary doctorate degree in 1994. He was the recipient of the President's Award of the National Cable Association in 1978. He formerly served as the Treasurer and Director of the International Council of the National Academy of Television Arts and Sciences. Mr. Gorman currently serves as Chairman of IDC Services, Inc. and is a director of the Musicland Group, Inc. and Doane Agricultural Services Company, and a member of the Advisory Board of St. John's University.

         BRUCE MAGGIN was appointed to the Board in June 1997. Mr. Maggin is the founder and a principal of H.A.M. Media Group, LLC. Prior to forming H.A.M. Media Group, LLC, Mr. Maggin was Executive Vice President of the Capital Cities/ABC Multimedia Group. Mr. Maggin was also responsible for ABC's home video business as well as its new media sales activities and technology investments. As Executive Vice President, he was responsible for several international consultancies including NHK in Japan and the BBC in the UK. Mr. Maggin joined ABC originally in 1970 and had been Director of Corporate Planning before his appointment as Vice President of Ziff Corporation, the parent company of Ziff-Davis Publishing and Broadcasting. At Ziff Corporation, Mr. Maggin was responsible for managing the company's diversification efforts. He returned to ABC in 1982 in a newly created position, Vice President of Cost Management and in 1983 became Vice President of ABC Video Enterprises. Mr. Maggin has been a member of the board of several companies including the cable networks, Lifetime and ESPN, and software ventures, Creative Wonders and O.T. Sports. He is also a director of Phillips-Van Heusen Corporation. A member of the New York State Bar, he received his BA degree from Lafayette College.

         JOHN T. HEALY has been a director of the Company since March 1997. Since February 1997, he has been a principal of the H.A.M. Media Group, LLC, which engages in investments and provides advisory services in all media. Mr. Healy has served as an advisor to Disney/ABC International Television since July 1996. He originally joined the American Broadcasting Co. ("ABC") in August of 1970 and held various executive positions including Vice President Corporate Planning (1976), Vice President, ABC Video Enterprises (1983), President, ABC Distribution Company (1986). Most recently, he was President of ABC International Operations and Executive Vice President of ABC Cable & International Broadcast Group from July 1993 to July 1996. Mr. Healy was a member of the Board of Directors of Arts & Entertainment (which became A&E Networks), Lifetime and ESPN cable services from their inception until his resignation from the ABC Company in July 1996.

         LEE MASTERS was appointed to the Board on September 30, 1997. Mr. Masters is currently the President and Chief Executive Officer and a director of Liberty Digital, LLC. From January 1990 to December 1998, Mr. Masters was the President and Chief Executive Officer of E! Entertainment Television. Prior to E! Entertainment Television, Mr. Masters was Executive Vice President and General Manager of MTV Networks where he oversaw the network's worldwide expansion. Prior to his career in television, Mr. Masters enjoyed a 20 year career in radio. He began as a disc jockey and moved through the ranks as a programmer, station manager and then the owner of a group of radio stations. Originally from Doylestown, Pennsylvania, he attended Philadelphia's Temple University, where he studied mathematics and philosophy. Mr. Masters is currently a director of TCI Music.

         STEVEN F. MAYER has served as a director of the Company since November 1996. Since November 1996, Mr. Mayer has been a managing director of Libra Investments, Inc., an investment and merchant banking firm. From June 1994 until November 1996, Mr. Mayer was the President and Managing Director of Aries Capital Group, LLC, a private investment firm. From April 1992 until June 1994, Mr. Mayer was an investment banker with Apollo Advisors, L.P. (not connected with Apollo Partners, LLC) and Lion Advisors, L.P., affiliated private investment firms. Prior to that time, Mr. Mayer was a lawyer with Sullivan & Cromwell specializing in mergers, acquisitions, divestitures, leveraged buyouts and corporate finance. Mr. Mayer is a member of the Board of Directors of Chicago Pizza & Brewery, Inc., a restaurant company. In addition, Mr. Mayer has served as the chairman or a member of numerous other boards of directors and creditors committees. Mr. Mayer is a graduate of Princeton University and Harvard Law School.

         RONALD LIGHTSTONE has been President and Chief Executive Officer of the Company since June 1997 and a director since March 1997. From March 1992 to April 1994, he was a member of the Board of Starsight Entertainment, a provider of an electronic on-screen television guide. From December 1990 to October 1993, he was Chief Operating Officer and a member of the Board of Spelling Entertainment Group, Inc. From September 1982 to September 1987 he was Senior Vice President of Viacom International Inc. ("Viacom"), and from December 1980 until September 1982 he was Senior Vice President, Business Affairs of the Viacom Entertainment Group. Prior to that he was Vice President and General Counsel of Viacom from November 1975 until December 1980. Mr. Lightstone has served as Chairman of Multimedia Labs, Inc., a manufacturer of multimedia equipment, from February 1994 to March 1997. Mr. Lightstone is a graduate of Columbia University and New York University School of Law. Mr. Lightstone is a member of Media Equities International, LLC.

         JOHN T. BRADY has been Vice President and Chief Financial Officer of the Company since January 1999. He was a consultant to the Company since February 1997. Mr. Brady has more than 30 years experience in finance and operations in the entertainment industry, having held senior management positions with leading entertainment companies including Viacom and Spelling Entertainment Group. Mr. Brady's management career at Viacom spanned sixteen years from 1972 through 1988 and included serving as Senior Vice President and Chief Financial Officer for Viacom's Cable Networks Group, comprised of MTV, Showtime, The Movie Channel, VH1 and Nickelodeon. He was also Chief Financial Officer of Viacom's Entertainment Group, responsible for television production and distribution and product acquisitions. Mr. Brady was Senior Vice President and Chief Financial Officer for Spelling Entertainment from 1988 to 1993 and Chief Financial Officer at ITC Entertainment from 1993-1994 when the Company was sold to Polygram Film Entertainment. Prior to joining NewStar, Mr. Brady was president of his own consulting firm, Jaybe Enterprises, which provided merger and acquisition and financial counseling to companies in the entertainment industry. A graduate of Hofstra University in New York with a B.A. in Business Administration, Mr. Brady is also a Certified Public Accountant and worked at Coopers & Lybrand L.L.P. from 1964-1972.

         ROBERT MURRAY joined the Company in October 1997 as Vice President and General Counsel. Prior to joining the Company, Mr. Murray was a lawyer with O'Melveny & Myers LLP specializing in corporate law and finance. Mr. Murray received a BS degree from the University of Washington, a Ph.D. from the Massachusetts Institute of Technology and a JD from Stanford University School of Law.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely upon the Company's review of Forms 3 and 4 and amendments thereto furnished to the Company under the Rule 16a-3(e) during the fiscal year ended December 31, 1998 and Form 5 and amendments thereto furnished to the Company during the fiscal year ended December 31, 1998 and/or written representations relating thereto, the Company believes that during fiscal year ended December 31, 1998: Messrs. Maggin and Healy and Media Equities International, LLC, H.A.M. Media Group, LLC and Apollo Partners, LLC each filed three late reports, two of which related to one transaction each, and one of which related to three transactions; Messrs. Elkes and Gorman each filed three late reports, one of which related to one transaction, one of which related to four transactions and one of which related to three transactions; Elkes Limited Partnership and Gorman Limited Partnership each filed four late reports, two of which related to two transactions each, one of which related to one transaction and one of which was such entity's Form 3 filing; Mr. Murray filed one late report relating to initial filing on Form 3; and Mr. Lightstone filed seven late reports, six of which related to one transaction each and one of which related to three transactions.


ITEM 10 - EXECUTIVE COMPENSATION

SUMMARY OF EXECUTIVE COMPENSATION

         The following table sets forth the annual and long-term compensation for services to the Company for the years ended December 31, 1998, 1997 and 1996, respectively, of the Company's Chief Executive Officer and the two other executive officers of the Company who received compensation in excess of $100,000 during 1998:


==============================================================================================================================
------------------------------------------------------------------------------------------------------------------------------

                                                                              Restricted       Securities
               Name and                 Fiscal                                  Stock          Underlying         All Other
               ---------                ------                                  -----          ----------         ---------
          Principal position             Year        Salary         Bonus       Awards        Options/SARs       Compensation
          ------------------             ----        ------         -----       ------        ------------       ------------

Ronald Lightstone                        1998        $200,000         --          --              --             $  25,000(1)
   President, Chief Executive            1997        $200,000         --       $612,400(2)        --                  --(1)
   Officer and Director                  1996           --            --          --              --                  --

Neil Topham                              1998        $175,000       $25,000       --           100,000           $   5,351(3)
   Vice President and Chief              1997        $175,000          --         --              --                  --
   Financial Officer                     1996           --             --         --              --                  --

Robert Murray                            1998        $125,000          --         --            30,000           $   3,822(3)
   Vice President and                    1997         $26,442          --         --              --                  $793(3)
   General Counsel and Secretary         1996           --             --         --              --                  --



(1) Pursuant to his employment agreement, Mr. Lightstone was to have received a monthly automobile allowance of $1,000, but did not receive such payments in 1997. In 1998, Mr. Lightstone received all amounts owed for car allowance for 1997 and 1998 (an aggregate of $19,000). In 1998, the amount under "All Other Compensation" also includes 401(k) Company matching contributions in 1998 of $6,000.
(2) Represents 400,000 shares issued to Mr. Lightstone in January 1998 which vest over a three year period (1/36 of such shares vesting each month), which vesting commenced July 10, 1997.
(3)  Represents 401(k) Company matching contributions.

OPTION/SAR GRANTS IN 1998

         There were no SARs granted to the named executive officers during 1998. The following tables set forth stock options granted to the named executive officers during 1998.



                            NUMBER OF SECURITIES          PERCENT OF TOTAL OPTIONS/         EXERCISE OR
                            UNDERLYING OPTIONS/SARS       SARS GRANTED TO EMPLOYEES         BASE PRICE        EXPIRATION
NAME                        GRANTED                       IN FISCAL YEAR                    ($/SHARE)         DATE
----                        -------                       --------------                    ---------         ----

Ronald Lightstone             --                           --                                N/A               N/A
Neil Topham                 100,000                       19.2%                             $1.50             1/2/09
Robert C. Murray             30,000                        5.7%                             $1.50             1/2/09



OPTIONS EXERCISED IN 1998 AND YEAR-END OPTION VALUES

         No stock options were exercised by any named executive officer during 1998. The following table provides certain information concerning the number of shares covered by both exercisable and non-exercisable stock options held as of December 31, 1998. Also shown are values for "in-the-money" options, which represent the positive difference between the exercise price of such options and the price of the Common Stock at December 31, 1998.

                            NUMBER OF SECURITIES          NUMBER OF SECURITIES              VALUE OF          VALUE OF
                            UNDERLYING                    UNDERLYING                        UNEXERCISED       UNEXERCISED
                            UNEXERCISED                   UNEXERCISED                       IN-THE-MONEY      IN-THE-MONEY
                            OPTIONS/SARS                  OPTIONS/SARS                      OPTIONS/SARS      OPTIONS/SARS
NAME                        UNEXERCISABLE                 EXERCISABLE                       EXERCISABLE       UNEXERCISABLE
----                        -------------                 -----------                       -----------       -------------
Ronald Lightstone             --                            --                                  --                --
Neil Topham                   --                          100,000                               --                --
Robert C. Murray             30,000                         --                                  --                --
Ronald M. Ziskin            100,000                        50,000                               --                --
Peter Engel                   --                            --                                  --                --
Gene George                  30,000                         --                                  --                --
Geoff Hannell                 --                            --                                  --                --


COMPENSATION OF DIRECTORS

     For the fiscal year ending December 31, 1998, the Company has agreed to grant to each director options to purchase 10,000 shares of Common Stock, which options shall vest 25% at the end of each quarter, and to make a cash payment of $1,000 per quarter to each director not associated with MEI.

EMPLOYMENT AGREEMENTS

         Pursuant to an employment agreement dated as of February 4, 1998, Ronald Lightstone is employed by the Company as its President and Chief Executive Officer. The term of Mr. Lightstone's employment agreement commenced on June 10, 1997 and ends on June 10, 1999. Pursuant to the agreement, Mr. Lightstone is paid a base salary of $200,000 per year. In addition to such base salary, Mr. Lightstone was granted 400,000 shares of Common Stock, ownership of which vests over a three year period (1/36 of such shares vesting each month), commencing July 10, 1997. The employment agreement also provides for (i) three weeks paid vacation, (ii) reimbursement of business related expenses, (iii) a car allowance of $1,000 per month, and (iv) eligibility to participate in all compensation, pension, retirement and welfare and fringe benefit plans, programs and policies of the Company applicable to executives of the Company generally.

         Pursuant to an employment agreement dated as of January 1, 1998, Ronald Ziskin is employed as the President of the Company's television subsidiary. The term of Mr. Ziskin's employment agreement commenced on January 2, 1998 and ends on December 31, 2000. Pursuant to the agreement, Mr. Ziskin is paid an annual base salary of $300,000 and an annual producer fee equal to 10% of NewStar Televisions's income before taxes, such fee not to exceed $750,000. As an advance against such fee, Mr. Zisken receives up to 30% of executive producer fees received by NewStar Television for each television program produced by NewStar Television. The employment agreement provided for the grant of options to purchase 150,000 shares of common stock at $1.50 per share. The employment agreement also provides for (i) four weeks paid vacation, (ii) reimbursement of automobile expenses, (iii) reimbursement of business related expenses and (iv) eligibility to participate in all pension plans and similar benefits and other fringe benefits of the Company which are available to executive officers of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following tables sets forth information as of April 15, 1999, concerning shares of equity securities of the Company beneficially owned by each shareholder known to the Company to own beneficially more than five percent (5%) of the outstanding shares of such class, by each director, by each named executive officer and by all current directors and executive officers as a group. Unless otherwise specified, the address of each beneficial owner listed below is 8955 Beverly Boulevard, Los Angeles, California 90048.


                                  COMMON STOCK
                                  ------------

                                                    SHARES OF
                                                    COMMON STOCK
NAME OF BENEFICIAL OWNER                            BENEFICIALLY OWNED     PERCENT OF CLASS (1)
------------------------                            ------------------     --------------------
Terrence A. Elkes...............................    11,651,890 (2)(3)             49.3%
Kenneth F. Gorman...............................    11,651,889 (2)(4)             49.3%
Ronald Lightstone...............................     8,784,740 (2)(5)             37.2%

H.A.M. Media Group, LLC.........................     7,679,542 (2)                32.5%
Bruce Maggin....................................     7,674,542 (2)                32.5%
John T. Healy...................................     7,647,042 (2)                32.4%

Media Equities International, LLC ..............     7,642,042 (2)                32.3%
Apollo Partners, LLC............................     7,642,042 (2)                32.3%
Elkes Limited Partnership.......................     4,009,848 (6)                23.0%
Gorman Limited Partnership......................     4,009,847 (7)                23.0%

Steven F. Mayer.................................        20,000 (8)                   *
Lee Masters.....................................             0 (9)                   *
Robert Murray...................................        10,000 (10)                  *



All current directors and executive officers
as a group (nine individuals)...................    16,871,935 (2)(3)(4)(5)       71.4%

------------------
*    Less than 1%.

(1) Percentages set forth are based upon 17,408,358 shares of Common Stock outstanding as of April 26, 1999 adjusted in each case for contingently issuable Common Stock.

(2) Includes (i) 3,000,000 shares of Common Stock issuable to Media Equities International, LLC ("MEI") upon exercise of warrants currently exercisable as follows: 1,000,000 shares of Common Stock with an exercise price of $2.00 per share, 1,000,000 shares of Common Stock with an exercise price of $2.50 per share and 1,000,000 shares of Common Stock with an exercise price of $3.00 per share, (ii) 2,000,000 shares of Common Stock issuable to MEI upon conversion of 4,000 shares of Series B Preferred Stock currently convertible, (iii) 960,000 shares of Common Stock issuable to MEI upon conversion of 1,920 shares of Series C Preferred Stock currently convertible, (iv) 258,000 shares of Common Stock issuable upon to MEI conversion of 214,113 shares of Series D Preferred Stock currently convertible and (v) 1,424,042 issued and outstanding shares of Common Stock owned of record by MEI. The Series B Preferred Stock table (below) includes 4,000 shares of Series B Preferred Stock. The Series C Preferred Stock table (below) includes 1,920 shares of Series C Preferred Stock. The Series D Preferred Stock table below includes 214,113 shares of Series D Preferred Stock. Apollo Partners, LLC ("Apollo"), H.A.M. Media Group, LLC ("H.A.M. Media") and Mr. Lightstone are members of MEI. Messrs. Elkes and Gorman are members and managers of Apollo. Messrs. Healy and Maggin are members and managers of H.A.M. Media.

     The business address for MEI, Apollo and Messrs. Elkes and Gorman is 500 5th Avenue Suite 3520, New York, NY 10110. The business address for H.A.M. Media and Messrs. Healy and Maggin is 305 Madison Avenue, Suite 3016, New York, New York 10017.

(3) Includes 4,009,848 shares beneficially owned by Elkes Limited Partnership. Mr. Elkes is the managing general partner of Elkes Limited Partnership.

(4) Includes 4,009,847 shares beneficially owned by Gorman Limited Partnership. Mr. Gorman is the managing general partner of Gorman Limited Partnership.

(5) Includes 400,000 shares of Common Stock issued pursuant to Mr. Lightstone's employment agreement with the Company. As of April 15, 1999, only 244,442 shares have vested and another 22,222 shares will vest within 60 days of such date. However, all 400,000 shares, whether vested or not, have been included as being owned by Mr. Lightstone.

(6) Does not include any shares beneficially owned by MEI, Apollo or Mr. Elkes. The business address for Elkes Limited Partnership is 500 5th Avenue Suite 3520, New York, NY 10110.

(7) Does not include any shares beneficially owned by MEI, Apollo or Mr. Gorman. The business address for Gorman Limited Partnership is 500 5th Avenue Suite 3520, New York, NY 10110.

(8) Includes 10,000 shares of Common Stock issuable upon exercise of an option with an exercise price of $3.75 per share, and 10,000 shares of Common Stock issuable upon exercise of an option with an exercise price of $3.50 per share. The business address for Mr. Mayer is Libra Investments, 11766 Wilshire Blvd., Suite 870, Los Angeles, CA 90025.

(9) The business address for Mr. Masters is Liberty Interactive Media, 12312 Olympic Boulevard, Los Angeles, CA 90064.

(10) Includes 10,000 shares of Common Stock issuable upon exercise of currently exercisable stock options with an exercise price of $1.50 per share. Excludes options, which are not currently exercisable and will not be exercisable within the next 60 days, to purchase 20,000 shares of Common Stock with an exercise price of $1.50 per share.


                            SERIES B PREFERRED STOCK
                            ------------------------

                                                       NUMBER OF SHARES
NAME OF BENEFICIAL OWNER                               BENEFICIALLY OWNED          PERCENT OF CLASS
------------------------                               ------------------          ----------------
Media Equities International, LLC.................          4,000 (a)                   100%
Apollo Partners, LLC..............................          4,000 (a)                   100%
Terrence A. Elkes.................................          4,000 (a)                   100%
Kenneth F. Gorman.................................          4,000 (a)                   100%
H.A.M. Media Group, LLC...........................          4,000 (a)                   100%
Bruce Maggin......................................          4,000 (a)                   100%
John Healy........................................          4,000 (a)                   100%
Ronald Lightstone.................................          4,000 (a)                   100%

---------------


(a) Each share of Series B Preferred is convertible six months after issuance into 500 shares of Common Stock, subject to certain anti-dilution protections, and has the right to vote together with all other voting classes and series of stock of the Company as a single class on all actions to be taken by the shareholders of the Company except that the Series B Preferred Stock shall not be entitled to vote on the election of directors except voting as a separate class shall be entitled to elect one-third of the directors of the Company. On each such action that the shares of Series B Preferred Stock votes together with other classes, each share of Series B Preferred Stock shall be entitled to such number of votes as such shares are then convertible into on the Record Date. See footnote 2 above.

                            SERIES C PREFERRED STOCK
                            ------------------------


                                                       NUMBER OF SHARES
NAME OF BENEFICIAL OWNER                               BENEFICIALLY OWNED          PERCENT OF CLASS
------------------------                               ------------------          ----------------
Media Equities International, LLC.................          1,920 (b)                   100%
Apollo Partners, LLC..............................          1,920 (b)                   100%
Terrence A. Elkes.................................          1,920 (b)                   100%
Kenneth F. Gorman.................................          1,920 (b)                   100%
H.A.M. Media Group, LLC...........................          1,920 (b)                   100%
Bruce Maggin......................................          1,920 (b)                   100%
John Healy........................................          1,920 (b)                   100%
Ronald Lightstone.................................          1,920 (b)                   100%

------------------

(b) Each share of Series C Preferred is convertible six months after issuance into 500 shares of Common Stock subject to certain anti-dilution protections. Each share of Series C Preferred Stock has the right to vote together with all other voting classes and series of stock of the Company as a single class on all actions to be taken by the shareholders of the Company. On each such action that the shares of Series C Preferred Stock vote together with other classes, each share of Series C Preferred Stock shall be entitled to such number of votes as such shares are then convertible into on the Record Date. See footnote 2 above.

                            SERIES D PREFERRED STOCK
                            ------------------------


                                                       NUMBER OF SHARES
NAME OF BENEFICIAL OWNER                               BENEFICIALLY OWNED          PERCENT OF CLASS
------------------------                               ------------------          ----------------
Media Equities International, LLC.................        214,113 (c)                   100%
Apollo Partners, LLC..............................        214,113 (c)                   100%
Terrence A. Elkes.................................        214,113 (c)                   100%
Kenneth F. Gorman.................................        214,113 (c)                   100%
H.A.M. Media Group, LLC...........................        214,113 (c)                   100%
Bruce Maggin......................................        214,113 (c)                   100%
John Healy........................................        214,113 (c)                   100%
Ronald Lightstone.................................        214,113 (c)                   100%

-----------------


  (c) Each share of Series D Preferred Stock is convertible into 1.20497 shares of Common Stock, subject to certain anti-dilution protections. Each share of Series D Preferred Stock has the right to vote together with all other voting classes and series of stock of the Company as a single class on all actions to be taken by the shareholders of the Company. On each such action Series D Preferred Stock vote together with other classes, each share Series D Preferred Stock shall be entitled to such number of votes as such shares are then convertible into on the Record Date. See footnote 2 above.

CHANGES IN CONTROL

         Pursuant to a Stock Purchase Agreement dated March 28, 1997 to which MEI and the Company are parties (the "MEI Stock Purchase Agreement"), the Company must obtain MEI's consent, which right of consent is required to be exercised in good faith and in a commercially reasonable manner, prior to undertaking certain activities (including adopting an annual budget, incurring any debt for borrowed money or issuing securities (subject to certain limited exceptions) or changing or altering its principal business or entering into new businesses) and prior to the Company's executive officers undertaking certain activities (including certain personnel matters, changes in certain of the Company's outside advisors, certain litigation matters, certain acquisition or production matters and certain other activities). Pursuant to the terms of the MEI Stock Purchase Agreement and the terms of the Company's Series B Preferred Stock, so long as MEI owns 750,000 shares of Common Stock of the Company (assuming for such purposes that the shares of Preferred Stock were converted in their entirety), (i) so long as MEI holds a majority of the initially issued shares of Series B Preferred Stock, the holders of the Series B Preferred Stock have the right to elect one-third of the Board, and (ii) if MEI no longer owns a majority of the initially issued shares of the Series B Preferred Stock, MEI has the right to nominate, and the Company is obligated to use its best efforts to have elected as management nominees, one-third of the Board. The MEI Stock Purchase Agreement fixes the number of directors at nine. In addition, in the event of the default by the Company in the observance of certain covenants enumerated in the MEI Stock Purchase Agreement, MEI has the right to appoint two additional directors, which directors shall continue to serve until the earlier of the next occurring annual meeting of the shareholders of the Company following the cure of any default or until MEI no longer owns at least 750,000 shares of Common Stock (assuming for these purposes that the shares of Series B Preferred Stock were converted in their entirety).


         The Company is a party to a Stock Purchase Agreement, dated as of July 30, 1998, with Ronald Lightstone and Apollo (the "July Stock Purchase Agreement"). Elkes Limited Partnership ("ELP") and Gorman Limited Partnership ("GLP") are assignees of Apollo under the July Stock Purchase Agreement. The July Stock Purchase Agreement provides that in event of default by the Company in the observance of certain covenants enumerated therein, ELP, GLP and Mr. Lightstone have the right to appoint two additional directors to the Board, which directors shall continue to serve until the earlier of the next occurring annual meeting of shareholders of the Company following the case of any default or until they no longer own at least 750,000 shares of common stock of the Company.

         The Company is a party to a Stock Purchase Agreement, dated as of November 12, 1998, with Ronald Lightstone and Apollo (the "November Stock Purchase Agreement"). ELP and GLP are assignees of Apollo under the November Stock Purchase Agreement. The November Stock Purchase Agreement provides that in event of default by the Company in the observance of certain covenants enumerated therein, ELP, GLP and Mr. Lightstone have the right to appoint two additional directors to the Board, which directors shall continue to serve until the earlier of the next occurring annual meeting of shareholders of the Company following the case of any default or until they no longer own at least 750,000 shares of common stock of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In September 1996, the Company entered into a consulting agreement with Steven F. Mayer whereby Mr. Mayer was to provide certain financial consulting and investment banking services to the Company. Such agreement provided for compensation of $3,000 per month, options to purchase 10,000 shares of Common Stock, certain contingent compensation and customary expense reimbursement. The agreement ended effective February 28, 1997.

         Pursuant to the MEI Stock Purchase Agreement, on March 27, 1997 MEI purchased from the Company 3,000 shares of Series B Preferred Stock at $1,000 per share and warrants to purchase 1,500,000 shares of Common Stock, (ii) on May 15, 1997, MEI purchased from the Company 250 shares of Series B Preferred Stock at $1,000 per share and warrants to purchase 125,000 shares of Common Stock and
(iii) on June 3, 1997, MEI purchased from the Company 750 shares of Series B Preferred Stock at $1,000 per share and warrants to purchase 375,000 shares of Common Stock. The MEI Stock Purchase Agreement provides for a three year consulting arrangement with MEI which arrangement commenced on April 1, 1997 (the "Consulting Agreement"). MEI has agreed to provide substantial general management consulting advice and services including but not limited to, financial (including assisting in obtaining bank financing), television and film distribution and business affairs. As compensation for such services and advice, the Company is to pay MEI $300,000 per year, of which $200,000 is to be payable in cash quarterly in advance and the remaining $100,000 is to be paid in shares of Common Stock valued at the current market value on the date of payment, payable quarterly in arrears. In 1998, the Company and MEI amended the Consulting Agreement to provide that consulting fees for 1998 would be $200,000 instead of $300,000. During the year ended December 31, 1997, the Company paid MEI $75,000 and accrued $75,000 in respect of such consulting fees. In 1998, the Company and MEI agreed that the balance of the consulting fees for the year ended December 31, 1997 and for all of fiscal year 1998 would be paid in Common Stock. The Company issued a total of 308,028 shares of Common Stock as payment of such consulting fees.

         In September 1997, the Company entered into an agreement with MEI providing the Company with a $450,000 loan facility for working capital purposes (the "MEI Loan"). The MEI Loan was subsequently increased to $550,000. The MEI Loan was secured by substantially all of the Company's assets, other than the Company's building, which security interest was junior to the security interest of Sanwa Bank. The MEI Loan provided for interest at 10% per annum, payable monthly and was required to be repaid in full in the event the Company refinanced the term loan with Sanwa Bank. The Company drew the entire $550,000 of the MEI Loan. On November 12, 1997, the MEI Loan was repaid in full from the proceeds from a loan facility provided to the Company by The Chase Manhattan Bank (the "Credit Facility"), and the MEI Loan was terminated.

         Pursuant to Guaranty Agreements each dated as of November 4, 1997, each of the principals of MEI (i.e. Messrs. Elkes, Gorman, Healy, Maggin and Lightstone) agreed to guaranty the obligations of the Company under the Credit Facility in an amount not to exceed the lesser of $2,000,000 and the outstanding principal of and any interest on all loans made under the Credit Facility in excess of the borrowing base (which borrowing base must be equal to or less than $6,000,000). Each MEI principal guarantees an amount not to exceed the product of 110% of such principal's ownership interest in MEI multiplied by the aggregate amount guaranteed. The Company is not permitted to borrow any amounts under the Credit Facility in excess of the borrowing base without the prior written approval of MEI. The Company agreed to pay MEI a fee of $25,000 for such guaranty by its principals. In order to secure the repayment of any amounts the MEI principals may be required to pay to The Chase Manhattan Bank under the guarantees, MEI was granted a security interest in substantially all of the assets of the Company. Such security interest is junior to the security interest of The Chase Manhattan Bank which secures the Company's obligations under the Credit Facility. In July 1998, and in connection with the increase of Chase Loan facility from $8,000,000 to $10,000,000, the principals of MEI agreed to increase the guaranty of the obligations of the Company under the Credit Facility to an amount not to exceed the lesser of $4,000,000 and the outstanding principal of and any interest on all loans made under the Credit Facility in excess of the borrowing base. As consideration for the increase in the guaranty, the Company agreed to pay MEI an additional fee of $25,000 for such guaranty by its principals. In August 1998, the Company issued 34,014 shares of Common Stock to MEI, at the fair market value of the stock on the date of issuance, as payment for such guarantee fees. On January 28, 1999, the Company and The Chase Manhattan Bank were notified by one of the principals of MEI that there would be no approvals for further extensions of credit under the Credit Facility.

         Pursuant to an employment agreement dated as of February 4, 1998, Ronald Lightstone is employed by the Company as its President and Chief Executive Officer. The term of Mr. Lightstone's employment agreement commenced on June 10, 1997 and ends on June 10, 1999. Pursuant to the agreement, Mr. Lightstone is paid a base salary of $200,000 per year. In addition to such base salary, Mr. Lightstone was granted 400,000 shares of Common Stock issued as of January 9, 1998, ownership which vests over a three year period (1/36 of such shares vesting each month), commencing July 10, 1997. The employment agreement also provides for (i) three weeks paid vacation, (ii) reimbursement of business related expenses, (iii) a car allowance of $1,000 per month, and (iv) eligibility to participate in all compensation, pension, retirement and welfare and fringe benefit plans, programs and policies of the Company applicable to executives of the Company generally.

         The Company has agreed to reimburse each Board member's travel expenses. For the fiscal year ended December 31, 1997, the Company was to grant to each outside director options to purchase 5,000 shares of Common Stock. For the fiscal year ended December 31, 1998, the Company has agreed to grant to each director options to purchase 10,000 shares of Common Stock, which options will vest 25% at the end of each quarter, and to make a cash payment of $1,000 per quarter to each director not associated with MEI. The Company has not yet granted such options.

         In July 1998, the Company entered into a loan agreement with Apollo pursuant to which the Company borrowed $1,500,000 with a due date of the earlier of January 17, 1999 or the sale of the Company's principal office building. Interest accrued at the prime rate of The Chase Manhattan Bank plus 2% and was payable upon the principal due date. The loan was secured by a second mortgage on the Company's principal office building and land. In September 1998, the loan and accrued interest was fully paid.

         In August 1998, the Company issued 392,854 shares of Common Stock to MEI (as the owner of all of the Company's Series B, Series C and Series D Preferred Stock) as payment of approximately $589,000 of accrued dividends on such Preferred Stock. In November 1998, the Company authorized the issuance of 189,146 shares of Common Stock to MEI as payment of approximately $107,000 of accrued dividends on such Preferred Stock. 171,057 of those shares were issued in December 1998 and 18,089 were issued in January 1999. In December 1998, MEI agreed to forgive all accrued dividends on such Preferred Stock for the quarter ended December 31, 1998 (approximately $102,000).

         Pursuant to a Stock Purchase Agreement, dated as of July 30, 1998, between Apollo and Ronald Lightstone and the Company, and a Stock Purchase Agreement, dated as of November 12, 1998, between Apollo, Mr. Lightstone and the Company, the Company sold an aggregate of 8,122,393 shares of Common Stock of the Company to Elkes Limited Partnership ("ELP") (as assignee of Apollo), Gorman Limited Partnership ("GLP") (as assignee of Apollo) and Mr. Lightstone for an aggregate price of $5,840,000 (or $0.719 per share). In connection with such stock purchase agreements, the Company, Apollo and Mr. Lightstone entered into registration rights agreements. The managing general partner of ELP is Terrence Elkes, the Chairman of the Board of Directors of the Company. The managing general partner of GLP is Kenneth Gorman, the Vice-Chairman of the Board of Directors of the Company. Mr. Lightstone is the President and Chief Executive Officer of, and a member of the Board of Directors of, the Company.

         In December 1998, the Company sold an aggregate of 640,000 shares of Common Stock to ELP and GLP for $500,000.

         As part of Mr. Topham's compensation as Vice President and Chief Financial Officer, pursuant to a stock option agreement between the Company and Mr. Topham, Mr. Topham was granted an option to purchase 100,000 shares of Common Stock at an exercise price of $1.50 per share. Such option vested in three equal parts on April 1, 1997, April 1, 1998 and December 30, 1998.

         As part of Mr. Murrray's compensation as Vice President, General Counsel and Secretary, pursuant to a stock option agreement between the Company and Mr. Murray, Mr. Murray was granted an option to purchase 30,000 shares of Common Stock at an exercise price of $1.50 per share. Such option is to vest annually in three equal parts commencing January 1, 1999.

         In December 1998, the Company and Mr. Murray entered into a Trust Agreement pursuant to which Mr. Murray, as trustee, will hold in trust certain shares of Common Stock issued by the Company, until such time as a registration statement covering such shares is declared effective by the Securities and Exchange Commission, at which time the shares will be released to the beneficial owners. Mr. Murray receives no compensation as trustee.

SIGNATURE

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of April, 1999.


                                        NEWSTAR MEDIA INC.

                                        By: /s/ Ronald Lightstone
                                           -------------------------------------
                                           Ronald Lightstone, President and
                                           Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


     SIGNATURE                              TITLE                               DATE
/s/ Ronald Lightstone                 President, Chief Executive              April 28, 1999
----------------------------          Officer and Director
Ronald Lightstone

/s/ John T. Brady                     Chief Financial Officer and             April 28, 1999
----------------------------          Chief Accounting Officer
John T. Brady

/s/ Terrence A. Elkes                 Chairman of the                         April 28, 1999
---------------------------           Board of Directors
Terrence A. Elkes

                                      Vice-Chairman of the                    April __, 1999
---------------------------           Board of Directors
Kenneth F. Gorman

/s/ John T. Healy                     Director                                April 28, 1999
---------------------------
John T. Healy

/s/ Bruce Maggin                      Director                                April 28, 1999
---------------------------
Bruce Maggin

/s/ Steven Mayer                      Director                                April 27, 1999
---------------------------
Steven Mayer

/s/ Lee Masters                       Director                                April 28, 1999
---------------------------
Lee Masters