Form 10QSB
period 1999-03-31
NEWSTAR MEDIA INC
filed 1999-05-21
CIK 930436

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                ----------------

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the numbers of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,408,898 as of May 12, 1999.

Transitional Small Business Disclosure Format (Check one):
Yes    No X
   ---   ---


================================================================================

PART I

FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                                                        NEWSTAR MEDIA INC.
                                              CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                                          MARCH 31, 1999
                                                              ASSETS
           CURRENT ASSETS
             Cash and cash equivalents                                                                 $        547,000
             Accounts receivable, net of allowances of $1,252,000                                             2,252,000
             Inventory                                                                                        2,460,000
             Film costs                                                                                         213,000
             Due from related party                                                                              61,000
             Prepaid expenses and other assets                                                                  436,000
                                                                                                       -----------------
                Total current assets                                                                          5,969,000

           NON-CURRENT ASSETS
             Production masters, net                                                                          1,636,000
             Film costs, net                                                                                  4,338,000
             Property and equipment, net                                                                        839,000
             Goodwill and other assets                                                                        5,692,000
                                                                                                       -----------------
                Total non-current assets                                                                     12,505,000
                                                                                                       -----------------
                Total assets                                                                           $     18,474,000
                                                                                                       =================

                                                 LIABILITIES AND SHAREHOLDERS' EQUITY
           CURRENT LIABILITIES
             Accounts payable and accrued expenses                                                     $      4,429,000
             Notes payable                                                                                    8,550,000
             Advances and deferred income                                                                       256,000
             Accrued dividends                                                                                  102,000
                                                                                                       -----------------
                Total current liabilities                                                                    13,337,000

           NON-CURRENT LIABILITIES
             Note payable                                                                                        15,000
             Accrued liabilities                                                                                544,000
                                                                                                       -----------------
                Total non-current liabilities                                                                   559,000
                                                                                                       -----------------
                Total liabilities                                                                            13,896,000
                                                                                                       -----------------


           SHAREHOLDERS' EQUITY
             Preferred stock $.01 par value; 2,000,000 shares authorized and
               220,114 shares issued and outstanding, liquidation preference $6,828,000                           2,000
             Common stock $.01 par value; 20,000,000 shares authorized and
               17,319,289 shares issued and outstanding                                                         173,000
              Unearned compensation                                                                            (212,000)

              Additional paid-in capital                                                                     36,881,000
              Accumulated deficit                                                                           (32,266,000)
                                                                                                       -----------------
                Total shareholders' equity                                                                    4,578,000
                                                                                                       -----------------
                Total liabilities and shareholders' equity                                             $     18,474,000
                                                                                                       =================

           See accompanying notes to consolidated financial statements


                                                        NEWSTAR MEDIA INC.
                                         CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                     Three Months Ended March 31,
                                                                                ---------------------------------------
                                                                                       1999                 1998
                                                                                       ----                 ----
           Revenues
             Publishing, net                                                    $       1,297,000    $       1,549,000
             Film                                                                         125,000            1,144,000
                                                                                ------------------   ------------------
                                                                                        1,422,000            2,693,000

           Cost of sales
             Publishing                                                                   973,000            1,186,000
             Film                                                                         105,000              944,000
                                                                                ------------------   ------------------
                                                                                        1,078,000            2,130,000
                                                                                ------------------   ------------------

           Gross profit                                                                   344,000              563,000

           Selling, general and administrative expenses                                 2,364,000            2,179,000
                                                                                ------------------   ------------------
           Loss from operations                                                        (2,020,000)          (1,616,000)



           Gain on sale of long-term investment                                           594,000                   --
           Interest expense, net                                                         (198,000)            (147,000)
                                                                                ------------------   ------------------

           Loss before income taxes                                                    (1,624,000)          (1,763,000)

           Income tax expense                                                              (2,000)                  --
                                                                                ------------------   ------------------

           Net loss                                                             $      (1,626,000)   $      (1,763,000)
                                                                                ==================   ==================

           Basic and diluted loss attributable to
             common shareholders                                                $      (1,738,000)   $      (1,870,000)
                                                                                ==================   ==================

           Basic and diluted loss per common share                              $            (.10)   $            (.28)
                                                                                ==================   ==================

           Weighted average number of common
             shares outstanding                                                        17,317,000            6,579,000
                                                                                ==================   ==================



           See accompanying notes to consolidated financial statements


                                                       NEWSTAR MEDIA INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                   Three Months Ended March 31,
                                                                               --------------------------------------
                                                                                       1999                 1998
                                                                                       ----                 ----
           OPERATING ACTIVITIES
             Net loss                                                          $     (1,626,000)    $     (1,763,000)
             Adjustments to reconcile net loss to net cash used in
                operating activities:
             Depreciation and amortization                                              168,000              134,000
             Amortization of goodwill                                                    60,000               63,000
             Amortization of production masters                                         230,000              473,000
             Amortization of film costs                                                  99,000              786,000
             Provision for doubtful accounts                                             36,000               35,000
             Gain on sale of long-term investment                                      (594,000)                  --
             Changes in operating assets and liabilities:
                Accounts receivable                                                     193,000             (910,000)
                Inventory                                                               300,000              170,000
                Prepaid expenses and other assets                                       192,000             (214,000)
                Expenditures for production masters                                    (607,000)            (354,000)
                Film cost additions                                                      (6,000)          (5,826,000)
                Accounts payable and accrued expenses                                  (138,000)            (340,000)
                Advances and deferred revenue                                            (4,000)           4,336,000
                Accrued dividends                                                       102,000                   --
                Other                                                                    (6,000)              54,000
                                                                               -----------------    -----------------
             Net cash used in operating activities                                   (1,600,000)          (3,356,000)
                                                                               -----------------    -----------------

           INVESTING ACTIVITIES
             Proceeds from sale of long-term investment, net                            613,000                   --
             Purchase of property and equipment                                         (19,000)             (82,000)
                                                                               -----------------    -----------------
             Net cash provided by (used in) investing activities                        594,000              (82,000)
                                                                               -----------------    -----------------

           FINANCING ACTIVITIES

             Proceeds of bank borrowings                                              1,200,000            4,691,000
             Repayments of bank borrowings                                             (100,000)                  --
                                                                               -----------------    -----------------
                Net cash provided by financing activities                             1,100,000            4,691,000
                                                                               -----------------    -----------------
           Net increase in cash and cash equivalents                                     94,000            1,253,000
           Cash and cash equivalents at beginning of the period                         453,000              302,000
                                                                               -----------------    -----------------
           Cash and cash equivalents at end of the period                      $        547,000     $      1,555,000
                                                                               =================    =================


          See accompanying notes to consolidated financial statements.

                                                       NEWSTAR MEDIA INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

                                                                                   Three Months Ended March 31,
                                                                               --------------------------------------

                                                                                       1999                 1998
                                                                                       ----                 ----
           SUPPLEMENTAL CASH FLOW INFORMATION
             Cash paid for interest                                            $         198,000    $        147,000


           NON-CASH TRANSACTIONS
             Common stock issued as payment for consulting fees
                to related party                                               $              --    $        300,000
             Preferred stock dividends accrued                                 $         112,000    $        107,000
             Preferred stock dividends paid in common stock                    $          10,000    $             --
             Preferred stock issued as payment for
                expenses, loans and commissions payable
                to former officers of the Company                              $          27,000    $             --








           See accompanying notes to consolidated financial statements

                               NEWSTAR MEDIA INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION, ORGANIZATION AND BUSINESS

The accompanying consolidated financial statements of NewStar Media Inc. (the "Company") are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB, for the fiscal year ended December 31, 1998. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of results to be expected for the full year.

NewStar Media Inc. is a diversified entertainment company primarily engaged in the publication of audio and printed books, the production of television programming and the distribution of feature films and television product, both domestically and internationally. The Company commenced business in 1985 and changed its name from Dove Entertainment, Inc. to NewStar Media Inc. in May 1998.

Through the NewStar Publishing division, the Company produces and distributes audio books and publishes printed books. Through Dove Four Point, Inc. and NewStar Television Inc. (collectively "NewStar Television"), wholly owned subsidiaries of the Company, the Company is engaged in the production and development of television programming. NewStar Worldwide Inc. (NewStar Worldwide"), a wholly owned subsidiary of the Company, is engaged in the distribution of feature films and television programming.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NET LOSS PER COMMON SHARE

SFAS No. 128 replaces Accounting Principles Board Opinion ("APB") No. 15 and simplifies the computation of earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company. Dilutive securities have been omitted from the diluted calculation where they are anti-dilutive.

The net loss utilized in the calculation of basic loss per common share is increased by the following:

                                                  Three Months Ended March 31,
                                                --------------------------------
                                                       1999              1998
                                                       ----              ----

  Accrued dividends on Preferred Stock          $    112,000      $    107,000


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

Had the Company determined compensation cost based on the fair value at the grant date for its Options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                  Three Months Ended March 31,
                                                --------------------------------
                                                       1999              1998
                                                       ----              ----
Net loss attributable to common shareholders
     As reported                                $  (1,738,000)    $  (1,870,000)
     Pro forma                                  $  (1,760,000)    $  (1,870,000)

Net loss per share
     As reported                                $        (.10)    $        (.28)
     Pro forma                                  $        (.10)    $        (.28)

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

SFAS No. 109 requires that a valuation allowance be recorded against tax assets which are not likely to be realized. Due to the uncertainty of their ultimate realization based upon past earnings performance and the expiration dates of carryforwards, the Company has established a valuation allowance against these tax assets except to the extent that they are realizable through carrybacks. Realization of additional amounts is entirely dependent upon future earnings in specific tax jurisdictions. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carryforwards will be recorded in future operations as a reduction of the Company's income tax expense. At March 31, 1999, the Company had net deferred tax assets of approximately $11,640,000 against which a valuation allowance had been fully recorded.

NOTE 4 - RELATED PARTY TRANSACTIONS

Pursuant to an employment termination agreement entered into in 1997 ("Termination Agreement") with then principal shareholders and officers of the Company ("Former Principals"), the Company paid such Former Principals $27,000 during the quarter ended March 31, 1999 in the form of Series E Preferred Stock for payments due by the Company in January. The Termination Agreement provides for the Former Principals to receive combined monthly payments (the "Payments") of approximately $27,000, and medical insurance for 60 months from September 1997. In addition, they are entitled to each receive a car allowance for 24 months from September 1997 and reimbursement for certain medical and business expenses. The Company did not make Payments in February and March of 1999. The Former Principals are entitled to receive Series E Preferred Stock in lieu of such Payments but have chosen not to accept the Series E Preferred Stock.

To secure the Payments, the Company has issued into escrow 1,500 shares of its Series E Preferred Stock, convertible into shares of Common Stock to the extent set forth in the Certificate of Determination for the Series E Preferred Stock. The Series E Preferred Stock will be held in escrow and will be released to the Former Principals only if the Company does not make a Payment in cash. If the Company does not make a Payment in cash, the Series E Preferred Stock may be released to the Former Principals, as the case may be, in an amount equal to the portion of the Payments unpaid divided by the stated value of the Series E Preferred Stock. The Former Principals have registration rights pursuant to a registration rights agreement, dated September 10, 1997, among the Company and the Former Principals with respect to common stock into which Series E Preferred Stock received by them may be converted.

During the three months ended March 31, 1998, the Company made certain payments and entered into other transactions with the Former Principals and former directors as more fully described in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

Media Equities International, LLC ("MEI") is a limited liability company, the principals of which are Terrence Elkes, Kenneth Gorman, John T. Healy, Ronald Lightstone and Bruce Maggin. Mr. Elkes is Chairman of the Board of the Company, Mr. Gorman is Vice-Chairman of the Board, Mr. Lightstone is a director and President and Chief Executive Officer of the Company and Messrs. Healy and Maggin are directors of the Company.

The Company accrued the following fees payable to MEI:

                                                                           Three Months Ended March 31,
                                                                         --------------------------------
                                                                               1999              1998
                                                                               ----              ----

  Consulting fees pursuant to consulting agreement                       $            --   $        75,000
  Guarantee fees pursuant to guarantee of Chase Bank loan facility                12,500                --
                                                                         ----------------  ----------------
  Total                                                                  $        12,500   $        75,000
                                                                         ================  ================


The Company issued the following shares of Common Stock at fair market value to MEI in respect of consulting and guarantee fees:

       Date of Issue              Number of Shares                Amount of Fees
       -------------              ----------------                --------------
      January 2, 1998                  240,000                       $300,000


Pursuant to guarantee agreements dated November 4, 1997, each of the principals of MEI had collectively guaranteed $1,283,000 and Messrs. Elkes, Gorman and Lightstone had collectively guaranteed $287,000 against borrowings under the Company's loan facility with Chase Bank ("Chase Loan") to the extent such borrowing exceed the borrowing base as defined in the Chase Loan ("Borrowing Base"). At March 31, 1999, utilization of the Chase Loan exceeded the Borrowing Base by $1,283,000. In order to secure the repayment of any amounts the MEI principals may be required to pay to Chase Bank under the guarantees, MEI has been granted a security interest in substantially all of the assets of the Company. Such security interest is junior to the security interest of Chase Bank which secures the Company's obligations under the Chase Loan.

During the second quarter of 1999, in connection with the drafting of certain amendments and waivers to the Chase Loan, the Company has reached an agreement in principal with MEI for a modification of the guarantee agreement to provide for a revised guarantee of $2,000,000. In consideration of the modification of the guarantee agreement, the Company has agreed to enter into an agreement to extend the warrants currently held by MEI for one year and to amend the terms thereof to permit a "cashless exercise" of such warrants.

NOTE 5 - NOTES PAYABLE

Notes payable at March 31, 1999 consist of the following:

        Chase Manhattan Bank revolving credit loan          $      8,534,000
        Other                                                         31,000
                                                            -----------------
        Total notes payable                                 $      8,565,000
                                                            =================

        Maturity of notes payable:
          Year Ending December 31,
             1999                                           $         16,000
             2000                                                  8,549,000
                                                            -----------------
                                                            $      8,565,000
                                                            =================

On November 12, 1997, the Company entered into an agreement with Chase Bank providing the Company with an $8,000,000 loan facility for working capital purposes ("Chase Loan"). In May 1998, the Chase Loan was increased to $10,000,000 with the other terms of the original agreement remaining substantially the same. The Chase Loan is secured by substantially all of the Company's assets. The Chase Loan runs for three years until November 4, 2000. The Chase Loan establishes a "Borrowing Base" comprised of: (1) 35% of an independent valuation of the Company's audio library, (2) 85% of the Company's eligible receivables and (3) 30% of the Company's finished goods audio and book inventory. At any time, the Company may borrow up to the Borrowing Base. In addition, the Company may borrow or have letters of credit issued for a further $4,000,000 provided the aggregate amount borrowed does not exceed $10,000,000, and with the consent and guarantee of Media Equities International, LLC ("MEI"), a significant shareholder of the Company. The Chase Loan provides for interest at the bank prime rate (7 3/4% at March 31, 1999) plus 2% per annum or the bank's LIBOR rate (5.12% six-month rate at December 31, 1998) plus 3% per annum, at the option of the Company. Both rates are applicable to Company draw-downs on the Chase Loan at March 31, 1999. In addition, unused commitment fees are payable at 1/2% per annum. The Chase Loan contains various covenants to which the Company must adhere including limitations on additional indebtedness, investments, acquisitions, capital expenditures and sale of assets, restrictions on the payment of dividends and distributions to shareholders, and various financial compliance tests.

The Company was not in compliance with certain of the financial compliance tests at December 31, 1998 and March 31, 1999 and has requested waivers from Chase Bank. As of May 19, 1999, the Company has not received any such waivers and although the Company and Chase Bank are in the process of drafting amendments and waivers to the Chase Loan, there is no assurance that the Company will actually receive such amendments and waivers. Accordingly, the Company has continued to classify Notes Payable to Chase Bank as a current liability as of March 31, 1999. At March 31, 1999, the Company had borrowed $8,534,000 against the facility and had $1,466,000 of available funds for borrowing. In addition, Chase Bank had provided a letter of credit for $287,000 in respect of certain litigation. On January 28, 1999, the Company and Chase Bank were notified by one of the principals of MEI that there would be no approvals for guarantees of further extensions of credit under the Chase Loan. Accordingly, as of January 28, 1999, the Company had borrowed the maximum amount permitted to be borrowed under the Chase Loan. In connection with the drafting of certain amendments and waivers to the Chase Loan, the Company has reached agreement with MEI for an extension and modification of the guarantee agreement to provide for a revised guarantee of $2,000,000.

In connection with the granting of certain waivers and amendments, Chase Bank has required that the Company raise a minimum of $4.1 million of new equity. As of May 19, 1999, the Company has received $2,461,000 in new equity through several private placements. The Company believes it will meet Chase Bank's requirement, however, there is no assurance that the Company will raise $4.1 million of new equity.

NOTE 6 - CAPITAL ACTIVITIES

COMMON STOCK

During the three months ended March 31, 1999, the Company issued the following shares of Common Stock:

        Number of Shares        Consideration
        ----------------        -------------

             18,089             Preferred stock dividend, $10,000.


During the three months ended March 31, 1999 the Company issued 27 shares of Series E Preferred Stock pursuant to the Termination Agreement.

As of May 19, 1999, the Company was committed to issue 1,997,780 shares of common stock in exchange for $2,461,000 through several private placements.

STOCK OPTIONS AND WARRANTS

On January 6, 1998, the Board approved the issuance of 601,500 options under the Plan to employees, such options being issued in July 1998.

Options outstanding under the Plan at March 31, 1999 were as follows:

                                                Weighted
                                                 Average
           Number of          Exercise          Exercise
             Shares            Price              Price
           ---------          --------          ---------

            587,500        $1.50 - $6.00          $1.71

At March 31,1999, options to acquire 364,163 shares of Common Stock under the Plan were exercisable.

Warrants outstanding at March 31, 1999 were as follows:

             Number of                                 Weighted
            Equivalent                                  Average
              Shares            Exercise Price       Exercise Price
            ----------          --------------       --------------

             4,664,013          $2.00 - $12.00           $5.05


At March 31, 1999 all warrants to acquire shares of Common Stock were exercisable.

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

Revenues for the quarter ended March 31, 1999 were $1,422,000 compared with $2,693,000 for the same period in 1998. Net loss for the quarter was $1,626,000 compared to a net loss of $1,763,000 for the same period in 1998.

The decrease in revenues for the quarter ended March 31, 1999 was primarily a result of reduced television revenues due to timing of the delivery of television motion pictures and a reduced level of audio books released in the current quarter. The increase in loss from operations for the quarter was primarily due to such reduced revenues. These items were offset substantially by the sale of the Company's long-term investment in the Empire Studios.

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

The Company has a number of television concepts under development including several television motion pictures, a reality series and one producer-for-hire television comedy series. While the overall television market continues to expand with the growth of new networks and cable channels, increasingly, networks are striving to acquire full ownership rights to new product as distinct from the traditional license basis. Consequently, the Company's focus in the development of television product is to link high-profile event type projects with high-profile talent that will be attractive to networks on a license basis.

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

RESULTS OF OPERATIONS

The following table sets forth divisional revenues and operating expenses as a percentage of total revenues:

                                                  Three Months Ended March 31,
                                                --------------------------------
                                                       1999              1998
                                                       ----              ----

REVENUES
   Publishing                                            91 %              58 %
   Television and film                                    9                42
                                                ------------      ------------
   Total                                                100 %             100 %
                                                ------------      ------------
OPERATING EXPENSES
   Publishing                                            69 %              44 %
   Television and film                                    7                35
   Selling, general & administrative                    166                81
                                                ------------      ------------
   Total                                                242 %             160 %
                                                ------------      ------------


QUARTER ENDED MARCH 31, 1999 COMPARED TO QUARTER ENDED MARCH 31, 1999
---------------------------------------------------------------------

Publishing
----------

REVENUES. Net publishing revenues for the quarter ended March 31, 1999 decreased $252,000 to $1,297,000 compared with $1,549,000 for the quarter ended March
31, 1998 with the decrease being primarily attributable to a lower volume of new titles published. Leading audio book publications during the current quarter included THE WARREN BUFFET PORTFOLIO by Robert G. Hagstrom, HUSH MONEY by Robert
B. Parker and BREACH OF DUTY by J. A. Jance.

COST OF SALES. Cost of sales for the quarter ended March 31, 1999 decreased $213,000 to $973,000 from $1,186,000 for the quarter ended March 31,1998. The decrease was attributable to a decrease in the number of audio books published and lower production and distribution costs. Cost of sales as a percentage of net publishing revenues of 75% in the quarter ended March 31, 1999 was comparable to the 77% for the quarter ended March 31, 1998.

Film and Television
-------------------

REVENUES. Film and television revenues for the quarter ended March 31, 1999 decreased $1,019,000 to $125,000 from $1,144,000 for the quarter ended March 31, 1998. The decrease was primarily due to the absence in the first quarter of 1999 of the delivery of newly produced programming as compared to the same quarter last year.

COST OF SALES. Film and television amortization for the quarter ended March 31, 1999 decreased $839,00 to $105,000 from $944,000 for the quarter ended March 31, 1998. The decrease was attributable to the decline in film and television revenues mentioned previously. Cost of sales as a percentage of net film and television revenues was 84% and 83% for the quarters ended March 31, 1999 and 1998, respectively.

General
-------

GROSS PROFIT. The Company experienced a gross profit of $344,000 for the quarter ended March 31, 1999 compared to $563,000 for the quarter ended March 31, 1998, resulting from the matters previously discussed regarding publishing and film revenues and cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). SG&A includes costs associated with selling, marketing and promoting the Company's products, as well as general corporate expenses including salaries, occupancy costs, professional fees, travel and entertainment. SG&A increased to $2,364,000 for the quarter ended March 31, 1999 from $2,179,000 for the quarter ended March 31, 1998.

NET INTEREST EXPENSE. Net interest expense for the quarter ended March 31, 1999 was $198,000 compared with $147,000 for the quarter ended March 31, 1998. The increase in net interest expense is primarily the result of increased utilization of the Chase Loan.


LIQUIDITY AND CAPITAL RESOURCES

On November 12, 1997, the Company entered into an agreement with Chase Bank providing the Company with an $8,000,000 loan facility for working capital purposes ("Chase Loan"). This facility was increased in July 1998 to $10,000,000. The Chase Loan is secured by substantially all of the Company's assets. The Chase Loan terminates on November 4, 2000. The Chase Loan establishes a "Borrowing Base" comprising: (1) 35% of an independent valuation of the Company's audio library, (2) 85% of the Company's eligible receivables and (3) 30% of the Company's finished goods audio and book inventory. At any time, the Company may borrow or have letters of credit issued up to the Borrowing Base. In addition, the Company may borrow or have letters of credit issued for a further $4,000,000 (provided the aggregate amount borrowed does not exceed $10,000,000) with the consent and guarantee of the principals of MEI. The Chase Loan provides for interest at the bank prime rate plus 2% per annum or the bank's LIBOR rate plus 3% per annum, at the option of the Company. In addition, unused commitment fees are payable at 1/2% per annum. The Chase Loan contains various covenants to which the Company must adhere including limitations on additional indebtedness, investments, acquisitions, capital expenditures and sale of assets, restrictions on the payment of dividends and distributions to shareholders, and various financial compliance tests.

The Company was not in compliance with certain of the financial compliance tests at December 31, 1998 and March 31, 1999 and has requested waivers from Chase Bank. As of May 19, 1999, the Company has not received any such waivers and although the Company and Chase Bank are in the process of drafting amendments and waivers to the Chase Loan, there is no assurance that the Company will actually receive such amendments and waivers. Accordingly, the Company has continued to classify Notes Payable to Chase Bank as a current liability as of March 31, 1999. At March 31, 1999, the Company had borrowed $8,534,000 against the total facility of $10,000,000. In addition, Chase Bank had provided a letter of credit for $287,000 in respect of certain litigation. On January 28, 1999, the Company and Chase Bank were notified by one of the principals of MEI that there would be no approvals for guarantees of further extensions of credit under the Chase Loan. Accordingly, as of January 28, 1999, the Company had borrowed the maximum amount permitted to be borrowed under the Chase Loan. In connection with the drafting of certain amendments and waivers to the Chase Loan, the Company has reached agreement with MEI for an extension and modification of the guarantee agreement to provide for a revised guarantee of $2,000,000.

The Company has experienced significant negative cash flows from operations, including $10,659,000 for the year ended December 31, 1998 and $1,600,000 for the three months ended March 31, 1999 - see "Financial Statements of the Company Consolidated Statements of Cash Flows". Such negative cash flows have resulted from, among other things, losses from operations, use of working capital for expansion of audio and printed book publishing, development of television programming and the acquisition of theatrical motion picture product. The Company plans to significantly increase the level of activity in both its audio book and television production operations. In addition, the Company has plans to expand its development, production and distribution activities, including the expansion of its publishing and television operations (although there is no assurance that the Company will expand or that such expansion will be profitable). Such expansion may include future acquisitions of library product or other assets complementary to its current operations or acquisitions of rights involving significantly greater outlays of capital than required in the business conducted to date by the Company. In the event that additional working capital is not obtained or not obtained in sufficient amounts, the Company's operations may be significantly curtailed.

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

Between April 1, 1999 and May 19, 1999, the Company committed to issue approximately 1,997,780 shares of common stock in exchange for $2,461,000 through several private placements. An additional amount of approximately, $1,500,000 in exchange for 1,250,000 shares of common stock is expected to be received by May 31,1999.

As of May 19, 1999 the Company's unused sources of funds consisted primarily of approximately $1,199,000 in cash.

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

The Company has initiated communications with significant suppliers and customers to determine the extent that they may be vulnerable to their own year 2000 issues. Based on the representations of suppliers and customers contacted, management does not believe the Company's continued operation is at risk due to key business partners not addressing the year 2000 issue.

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

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The discussion in this Item 1 should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, which contains a description of pending legal proceedings to which the Company is a party.

On July 6, 1998, a first amended complaint in the action entitled Mattken Corp. and Gerald J. Leider v. NewStar Media, Inc. was filed in the Los Angeles Superior Court (BC 191736). The plaintiffs allege breach of contract arising out of a purported agreement between Mr. Leider and the Company in connection with executive producer services on the motion picture "Morning Glory", and a purported sales agency agreement between Mattken Corp. and the Company. Plaintiffs are seeking in excess of $350,000. In April 1999, the Plaintiffs unsuccessfully sought to obtain a writ of attachment in respect of their claims. The Company believes that it has good and meritorious defenses to the action. Nevertheless, there is no assurance that the Company will prevail in the action.

In addition to the above claims and the claims identified in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, the Company is a party to various other routine legal proceedings and claims incidental to its business.

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

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

See the discussion in Note 5 of the Notes to Consolidated Financial Statements in Item 1 of Part I herein which discussion is incorporated by reference in this
Item 3 of Part II.

ITEM 5.       OTHER INFORMATION

On April 19, 1999, The Nasdaq Stock Market, Inc. ("Nasdaq") informed the Company that Nasdaq had determined that the Company was not in compliance with the net tangible assets/market capitalization/net income requirements pursuant to NASD Marketplace Rule 4310(c)(2). Also on that date, Nasdaq sent separate correspondence to the Company in which Nasdaq noted that the Company had received a "going concern" opinion from its independent auditor, and expressed concern that, in light thereof, the Company may not be able to sustain compliance with Nasdaq's continued listing requirements. In connection therewith, Nasdaq requested information from the Company by May 5, 1999 about the Company's proposal for achieving compliance with Marketplace Rule 4310(c)(2) and a timeline for resolution of the items that led to the "going concern" opinion. On May 5, 1999, the Company submitted its response to Nasdaq. If Nasdaq does not deem the response sufficient to warrant continued listing, Nasdaq will immediately issue a formal notice of deficiency which specifies the date that the Company's common stock would be delisted from the Nasdaq SmallCap Market. Although the Company believes that it can come into compliance with the continued listing requirements in a reasonable period of time, there can be no assurance that it will do so or that the Company's common stock will remain listed on the Nasdaq SmallCap Market. If the Company's common stock is delisted, it would likely be more difficult to buy or sell the Company's common stock or to obtain timely and accurate quotations to buy and sell. In addition, the delisting process could result in a decline in the trading market for the Company's common stock which could potentially depress the Company's stock price, among other consequences.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 21, 1999                    NEWSTAR MEDIA INC.

                                      By /s/ RONALD LIGHTSTONE
                                        ----------------------------------------
                                           Ronald Lightstone, President,
                                           Chief Executive Officer and Director

Date: May 21, 1999                    By /S/ JOHN T. BRADY
                                        ----------------------------------------
                                           John T. Brady
                                           Chief Financial Officer

                               NEWSTAR MEDIA INC.
                                INDEX TO EXHIBITS


  Exhibit
   Number
-------------

27      Financial Data Schedule