Form 10QSB
period 1999-06-30
NEWSTAR MEDIA INC
filed 1999-08-23
CIK 930436

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                ----------------

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                                 (310) 786-1600
                (Issuer's Telephone Number, Including Area Code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the numbers of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,565,658 as of August 8, 1999.

Transitional Small Business Disclosure Format (Check one):
Yes     No X
   ---    ---

================================================================================

PART I

FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                                                        NEWSTAR MEDIA INC.
                                              CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                                           June 30, 1999
                                                              ASSETS
           CURRENT ASSETS
             Cash and cash equivalents                                                                 $      1,109,000
             Accounts receivable, net of allowances of $1,267,000                                             2,406,000
             Inventory                                                                                        2,994,000
             Film costs                                                                                         186,000
             Due from related party                                                                              49,000
             Prepaid expenses and other assets                                                                  618,000
                                                                                                       -----------------
                Total current assets                                                                          7,362,000

           NON-CURRENT ASSETS
             Production masters, net                                                                          2,941,000
             Film costs, net                                                                                  4,227,000
             Property and equipment, net                                                                        686,000
             Goodwill and other assets                                                                        5,632,000
                                                                                                       -----------------
                Total non-current assets                                                                     13,486,000
                                                                                                       -----------------
                Total assets                                                                           $     20,848,000
                                                                                                       =================

                                                 LIABILITIES AND SHAREHOLDERS' EQUITY
           CURRENT LIABILITIES
             Accounts payable and accrued expenses                                                     $      4,243,000
             Notes payable                                                                                       16,000
             Advances and deferred income                                                                       276,000
             Accrued dividends                                                                                  203,000
                                                                                                       -----------------
                Total current liabilities                                                                     4,738,000

           NON-CURRENT LIABILITIES
             Note payable                                                                                     7,511,000
             Accrued liabilities                                                                                511,000
                                                                                                       -----------------
                Total non-current liabilities                                                                 8,022,000
                                                                                                       -----------------
                Total liabilities                                                                            12,760,000
                                                                                                       -----------------


           SHAREHOLDERS' EQUITY
             Preferred stock $.01 par value; 2,000,000 shares authorized and
               220,033 shares issued and outstanding, liquidation preference $6,930,000                           2,000
             Common stock $.01 par value; 50,000,000 shares authorized and
               21,528,017 shares issued and outstanding                                                         215,000
             Unearned compensation                                                                             (171,000)
             Additional paid-in capital                                                                      42,542,000
             Accumulated deficit                                                                            (34,500,000)
                                                                                                       -----------------
                Total shareholders' equity                                                                    8,088,000
                                                                                                       -----------------
                Total liabilities and shareholders' equity                                             $     20,848,000
                                                                                                       =================

           See accompanying notes to consolidated financial statements


                                                        NEWSTAR MEDIA INC.
                                         CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                        Quarter Ended June 30,
                                                                                ---------------------------------------
                                                                                        1999                   1998
                                                                                        ----                   ----
           Revenues
             Publishing, net                                                    $       1,215,000    $       1,966,000
             Film                                                                         266,000            5,654,000
                                                                                ------------------   ------------------
                                                                                        1,481,000            7,620,000

           Cost of sales
             Publishing                                                                   582,000            1,318,000
             Film                                                                         321,000            3,910,000
                                                                                ------------------   ------------------
                                                                                          903,000            5,228,000
                                                                                ------------------   ------------------

           Gross profit                                                                   578,000            2,392,000

           Selling, general and administrative expenses                                 2,508,000            2,734,000
                                                                                ------------------   ------------------

           Loss from operations                                                        (1,930,000)            (342,000)

           Interest expense, net                                                         (203,000)            (155,000)
                                                                                ------------------   ------------------
           Loss before income taxes                                                    (2,133,000)            (497,000)

           Income tax expense                                                                 --                (2,000)
                                                                                ------------------   ------------------

           Net loss                                                             $      (2,133,000)   $        (499,000)
                                                                                ==================   ==================

           Basic and diluted loss attributable to common
                shareholders                                                    $      (2,235,000)   $        (606,000)
                                                                                ==================   ==================

           Basic and diluted loss per common share                              $            (.12)   $            (.09)
                                                                                ==================   ==================

           Weighted average number of common
                shares outstanding                                                     19,253,000            6,664,000
                                                                                ==================   ==================

           See accompanying notes to consolidated financial statements


                                                        NEWSTAR MEDIA INC.
                                         CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                       Six Months Ended June 30,
                                                                                ---------------------------------------
                                                                                        1999                   1998
                                                                                        ----                   ----
           Revenues
             Publishing, net                                                    $       2,513,000    $       3,515,000
             Film                                                                         391,000            6,798,000
                                                                                ------------------   ------------------
                                                                                        2,904,000           10,313,000
           Cost of sales
             Publishing                                                                 1,555,000            2,504,000
             Film                                                                         426,000            4,854,000
                                                                                ------------------   ------------------
                                                                                        1,981,000            7,358,000
                                                                                ------------------   ------------------

           Gross profit                                                                   923,000            2,955,000

           Selling, general and administrative expenses                                 4,872,000            4,913,000
                                                                                ------------------   ------------------

           Loss from operations                                                        (3,949,000)          (1,958,000)

           Gain on sale of long-term investment                                           594,000                   --
           Interest expense, net                                                         (401,000)            (302,000)
                                                                                ------------------   ------------------

           Loss before income taxes                                                    (3,756,000)          (2,260,000)

           Income tax expense                                                              (2,000)              (2,000)
                                                                                ------------------   ------------------

           Net loss                                                             $      (3,758,000)   $      (2,262,000)
                                                                                ==================   ==================

           Basic and diluted loss attributable to common
                shareholders                                                    $      (3,971,000)   $      (2,475,000)
                                                                                ==================   ==================

           Basic and diluted loss per common share                              $            (.22)   $            (.37)
                                                                                ==================   ==================

           Weighted average number of common
                shares outstanding                                                     18,291,000            6,669,000
                                                                                ==================   ==================


                                                       NEWSTAR MEDIA INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                                       Six Months Ended June 30,
                                                                              ---------------------------------------
                                                                                       1999                 1998
                                                                                       ----                 ----
           OPERATING ACTIVITIES
             Net loss                                                         $      (3,758,000)   $      (2,262,000)
             Adjustments to reconcile net loss to net cash used in
                operating activities:
             Depreciation and amortization                                              360,000              269,000
             Amortization of goodwill                                                   119,000              119,000
             Amortization of production masters                                         464,000              794,000
             Amortization of film costs                                                 410,000            4,022,000
             Provision for doubtful accounts                                             71,000                   --
             Gain on sale of long-term investment                                      (594,000)                  --
             Unearned Compensation                                                       83,000               83,000
             Changes in operating assets and liabilities:
                Accounts receivable                                                       5,000           (2,015,000)
                Inventory                                                                94,000              285,000
                Prepaid expenses and other assets                                        47,000             (228,000)
                Expenditures for production masters                                  (1,036,000)            (705,000)
                Film cost additions                                                    (179,000)          (8,511,000)
                Accounts payable and accrued expenses                                  (531,000)             816,000
                Advances and deferred revenue                                            16,000            1,722,000
                Other                                                                    44,000               19,000
                                                                              ------------------   ------------------
             Net cash used in operating activities                                   (4,385,000)          (5,592,000)
                                                                              ------------------   ------------------

           INVESTING ACTIVITIES
             Proceeds from sale of long-term investment, net                            613,000                   --
             Purchase of Audio Literature                                              (200,000)                  --
             Purchase of property and equipment                                         (66,000)             (99,000)
             Proceeds from sale of property and equipment                                83,000                   --
                                                                              ------------------   ------------------
             Net cash provided by (used in) investing activities                        430,000              (99,000)
                                                                              ------------------   ------------------

           FINANCING ACTIVITIES

             Proceeds of bank borrowings                                              1,200,000            5,753,000
             Repayments of bank borrowings                                           (1,134,000)                  --
             Proceeds from issuance of common stock                                   4,545,000                   --
                                                                              ------------------   ------------------
                Net cash provided by financing activities                             4,611,000            5,753,000
                                                                              ------------------   ------------------
           Net increase in cash and cash equivalents                                    656,000               62,000
           Cash and cash equivalents at beginning of the period                         453,000              302,000
                                                                              ------------------   ------------------
           Cash and cash equivalents at end of the period                     $       1,109,000    $         364,000
                                                                              ==================   ==================

          See accompanying notes to consolidated financial statements.


                                                         NEWSTAR MEDIA INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(CONTINUED)
                                                                                        Six Months Ended June 30,
                                                                              ---------------------------------------

                                                                                          1999                 1998
                                                                                          ----                 ----
           SUPPLEMENTAL CASH FLOW INFORMATION
             Cash paid for interest                                           $         359,900    $         113,000

           NON-CASH TRANSACTIONS
             Common stock issued as payment for consulting fees
                to related party                                              $              --    $         300,000

             Preferred stock dividends accrued                                $         203,000    $         213,000
             Preferred stock dividends paid in common stock                   $          10,000    $              --
             Preferred stock issued as payment for amounts
                payable to former officers of the Company                     $         135,000    $          54,000

           ACQUISITION OF AMERICAN AUDIO LITERATURE, INC
             Assets acquired                                                  $       1,550,000    $              --
             Liabilities incurred                                                      (300,000)   $              --
             Issuance of Common Stock                                                (1,050,000)   $              --
                                                                              ------------------   ------------------
                 Net cash paid                                                $         200,000    $              --

           See accompanying notes to consolidated financial statements

                               NEWSTAR MEDIA INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION, ORGANIZATION AND BUSINESS

The accompanying consolidated financial statements of NewStar Media Inc. (the "Company") are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB and 10-KSB/A for the fiscal year ended December 31, 1998. The accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which in the opinion of management are necessary in order to make them not misleading. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of results to be expected for the full year.

NewStar Media Inc. is a diversified entertainment company primarily engaged in the publication of audio and printed books, the production of television programming and the distribution of feature films and television product, both domestically and internationally. The Company commenced business in 1985 and changed its name from Dove Entertainment, Inc. to NewStar Media Inc. in May 1998.

Through the NewStar Publishing division, including its new website AudioUniverse.com, the Company produces and distributes audio books and publishes printed books. Through Dove Four Point, Inc. and NewStar Television Inc. (collectively "NewStar Television"), wholly owned subsidiaries of the Company, the Company is engaged in the production and development of television programming. NewStar Worldwide Inc. ("NewStar Worldwide"), a wholly owned subsidiary of the Company, is engaged in the distribution of feature films and television programming.

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

The net loss utilized in the calculation of basic loss per common share is increased by the following:

                                                        1999            1998
                                                        ----            ----
Quarter ended June 30,
  Accrued dividends on Preferred Stock             $     101,000   $     107,000

Six months ended June 30,
  Accrued dividends on Preferred Stock             $     213,000   $     213,000

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

Had the Company determined compensation cost based on the fair value at the grant date for its Options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                    Six Months Ended June 30,
                                           -------------------------------------
                                                1999                  1998
                                                ----                  ----
Net loss attributable to
common shareholders
     As reported                           $   (3,971,000)     $     (2,475,000)
     Pro forma                             $   (4,015,000)     $     (2,475,000)

Net loss per share
     As reported                           $         (.22)     $           (.37)
     Pro forma                             $         (.22)     $           (.37)

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

SFAS No. 109 requires that a valuation allowance be recorded against tax assets which are not likely to be realized. Due to the uncertainty of their ultimate realization based upon past earnings performance and the expiration dates of carryforwards, the Company has established a valuation allowance against these tax assets except to the extent that they are realizable through carrybacks. Realization of additional amounts is entirely dependent upon future earnings in specific tax jurisdictions. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carryforwards will be recorded in future operations as a reduction of the Company's income tax expense. At June 30, 1999, the Company had net deferred tax assets of approximately $12,493,000 against which a valuation allowance had been fully recorded.

NOTE 4 - RELATED PARTY TRANSACTIONS

Pursuant to an employment termination agreement entered into in 1997 ("Termination Agreement") with then principal shareholders and officers of the Company ("Former Principals"), the Company paid such Former Principals $135,000 during the six months ended June 30, 1999 in the form of Series E Preferred Stock for payments due by the Company for the period January through May, 1999. The Termination Agreement provides for the Former Principals to receive combined monthly payments (the "Payments") of approximately $27,000, and medical insurance for 60 months from September 1997. In addition, they are entitled to each receive a car allowance for 24 months from September 1997 and reimbursement for certain medical and business expenses. The Company did not make Payments in cash for June of 1999. The Former Principals are entitled to receive Series E Preferred Stock in lieu of such cash Payments but have chosen not to accept the Series E Preferred Stock.

The Company has issued into escrow 1,500 shares of its Series E Preferred Stock, convertible into shares of Common Stock to the extent set forth in the Certificate of Determination for the Series E Preferred Stock. The Series E Preferred Stock will be held in escrow and will be released to the Former Principals only if the Company does not make a Payment in cash. If the Company does not make a Payment in cash, the Series E Preferred Stock may be released to the Former Principals in an amount equal to the portion of the Payments unpaid divided by the stated value of the Series E Preferred Stock. The Former Principals have registration rights pursuant to a registration rights agreement, dated September 10, 1997, among the Company and the Former Principals with respect to common stock into which Series E Preferred Stock received by them may be converted.

During the six months ended June 30, 1999, the Company made certain payments and entered into other transactions with the Former Principals and former directors as more fully described in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

Media Equities International, LLC ("MEI") is a limited liability company, the principals of which are Terrence A. Elkes, Kenneth F. Gorman, John T. Healy, Ronald Lightstone and Bruce Maggin. Mr. Elkes is Chairman of the Board of the Company, and Messrs. Gorman, Healy, Lightstone and Maggin are directors of the Company. Messrs. Elkes, Gorman and Lightstone are also members of the Office of the Chief Executive of the Company.

During 1999, the Company reorganized the management of the Company whereby all operating officers report to the Office of the Chief Executive of which Mr. Elks is Chairman and Chief Executive Officer and Messrs. Gorman and Lightstone are Co-Vice Chairmen.

The Company accrued the following fees payable to MEI:

Quarter ended June 30,                                                          1999              1998
                                                                                ----              ----
  Consulting fees pursuant to consulting agreement                       $            --   $        75,000
  Guarantee fees pursuant to guarantee of Chase Bank loan facility                12,500             7,000
                                                                         ----------------  ----------------
   Total                                                                 $        12,500   $        82,000
                                                                         ================  ================

Six months ended June 30,                                                       1999              1998
                                                                                ----              ----
  Consulting fees pursuant to consulting agreement                       $            --   $       150,000
  Guarantee fees pursuant to guarantee of Chase Bank loan facility                25,000            13,000
                                                                         ----------------  ----------------
  Total                                                                  $        25,000   $       163,000
                                                                         ================  ================

The Company issued the following shares of Common Stock at fair market value to MEI in respect of consulting and guarantee fees:

       Date of Issue            Number of Shares             Amount of Fees
       -------------            ----------------             --------------
      January 2, 1998                240,000                    $300,000

Pursuant to guarantee agreements dated November 4, 1997, each of the principals of MEI had collectively guaranteed $366,000 and Messrs. Elkes, Gorman and Lightstone had collectively guaranteed $287,000 against borrowings under the Company's loan facility ("Chase Loan") with The Chase Manhattan Bank ("Chase Bank") to the extent such borrowings exceed the borrowing base as defined in the Chase Loan ("Borrowing Base"). At June 30, 1999, utilization of the Chase Loan exceeded the Borrowing Base by $653,000. In order to secure the repayment of any amounts the MEI principals may be required to pay to Chase Bank under the guarantees, MEI has been granted a security interest in substantially all of the assets of the Company. Such security interest is junior to the security interest of Chase Bank which secures the Company's obligations under the Chase Loan.

During the third quarter of 1999, in connection with obtaining certain amendments and waivers to the Chase Loan, the Company reached an agreement with MEI for a modification of the guarantee agreement to provide for a revised guarantee of $2,000,000. In consideration of the modification of the guarantee agreement, the Company has agreed to enter into an agreement to extend the warrants currently held by MEI for one year and to amend the terms thereof to permit a "cashless exercise" of such warrants.

During the quarter ended June 30, 1999, MEI instituted an arbitration proceeding against the Former Principals. The Company's in-house legal staff provided legal services for MEI in connection with such proceedings.

The Company entered into a Publishing Agreement with Affinity Communications Corp. ("Affinity") pursuant to which the Company published "The Libido
Breakthrough: A Doctor's Guide to Restoring Sexual Vigor and Peak Health" by Stuart W. Fine, M.D. and Brenda Adderly, M.H.A. At the time of the agreement, Peter Engel, the Company's President of the publishing division, controlled and maintained a significant ownership interest in Affinity. In addition, Mr. Engel is married to Ms. Adderly. The terms of the publishing agreement are similar to those contained in publishing agreements the Company enters into with unrelated parties, except as follows: Affinity entered into and agreement with Rexall Sundown pursuant to which Rexall was to purchase 33,000 copies of the book from Affinity. The Company agreed that Affinity would purchase such 33,000 copies from the Company at cost plus $25,000.

NOTE 5 - NOTES PAYABLE

Notes payable at June 30, 1999 consist of the following:

        Chase Manhattan Bank revolving credit loan             $      7,500,000
        Other                                                            27,000
                                                               -----------------
        Total notes payable                                    $      7,527,000
                                                               =================

On November 12, 1997, the Company entered into an agreement with Chase Bank providing the Company with an $8,000,000 loan facility for working capital purposes. In May 1998, the Chase Loan was increased to $10,000,000 with the other terms of the original agreement remaining substantially the same. The Chase Loan is secured by substantially all of the Company's assets. The Chase Loan runs for three years until November 4, 2000. The Chase Loan establishes a "Borrowing Base" comprised of: (1) 35% of an independent valuation of the Company's audio library, (2) 85% of the Company's eligible receivables and (3) 30% of the Company's finished goods audio and book inventory. At any time, the Company may borrow up to the Borrowing Base. In addition, the Company may borrow or have letters of credit issued for a further $4,000,000 provided the aggregate amount borrowed does not exceed $10,000,000, and with the consent and guarantee of MEI, a significant shareholder of the Company. The Chase Loan provides for interest at the bank prime rate (8% at June 30, 1999) plus 2% per annum or the bank's LIBOR rate (5.94% rate at June 30, 1999) plus 3% per annum, at the option of the Company. Both rates are applicable to Company draw-downs on the Chase Loan at June 30, 1999. In addition, unused commitment fees are payable at 1/2% per annum. The Chase Loan contains various covenants to which the Company must adhere including limitations on additional indebtedness, investments, acquisitions, capital expenditures and sale of assets, restrictions on the payment of dividends and distributions to shareholders, and various financial compliance tests.

The Company was not in compliance with certain of the financial compliance tests at December 31, 1998, March 31, 1999 and June 30, 1999 and has requested waivers from Chase Bank. As of August 16, 1999, the Company received such waivers and the Company and Chase Bank have entered into amendments and waivers to the Chase Loan. At June 30, 1999, the Company had borrowed $7,500,000 against the facility and had $2,500,000 of available funds for borrowing. In addition, Chase Bank had provided a letter of credit for $287,000 in respect of certain litigation. On January 28, 1999, the Company and Chase Bank were notified by one of the principals of MEI that there would be no approvals for guarantees of further extensions of credit under the Chase Loan. Accordingly, as of January 28, 1999, the Company had borrowed the maximum amount permitted to be borrowed under the Chase Loan. In connection with the drafting of certain amendments and waivers to the Chase Loan, the Company has reached agreement with MEI for an extension and modification of the guarantee agreement to provide for a revised guarantee of $2,000,000.

In connection with the granting of certain waivers and amendments, Chase Bank had required that the Company raise a minimum of $4.1 million of new equity. As of June 30, 1999, the Company has received $4,545,000 in new equity through several private placements.

NOTE 6 - AUDIO LITERATURE ACQUISITION

On June 1, 1999, the Company entered into an Asset Purchase Agreement with American Audio Literature, Inc. ("Audio Literature") whereby the Company purchased certain assets of Audio Literature including all of their inventory, production masters, prepaid expenses, sales and customer data, interests in various contracts, the "Audio Literature" corporate name and certain other intangible and intellectual properties. The purchase price of such assets amounted to $1,550,000 and is comprised of 1) $200,000 in cash paid June 1, 1999, 2) $300,000 in cash subject to certain adjustments and payable June 1, 2000, and 3) 300,000 shares of Common Stock ("Closing Shares") issued June 3, 1999 and valued by the Company and Audio Literature for purposes of the transaction at $3.50 per share. If the Company's common stock does not reach $3.50 per share on at least one day during the period from June 1, 1999 through December 31, 2000, the Company will be required to issue additional shares of common stock to Audio Literature in a number equal to $3.50 minus the average of the closing prices of the common stock for the ninety consecutive trading days preceding and including December 31, 2000 ("Reissue Price") divided by the Reissue Price and multiplied by the number of Closing Shares still held by Audio Literature on December 31, 2000. In no event will the Reissue Price be less than $0.50 per share.

The Company has accounted for the assets purchased at fair market value and no goodwill was recorded in connection with the transaction. Included in the fair market value of the assets recorded are production masters of $1,110,000 which are being amortized over a five-year period, ranging form 10% to 30% per year, consistent with the estimated timing of future revenues to be earned. Management's estimate of the fair market value of the production masters is subject to adjustment, following the completion of an in-process independent library valuation. Additionally, inventory and prepaid assets of $327,000 were recorded, and $113,000 was capitalized in connection with the estimated value of Audio Literature's sales and customer data which is being amortized on straight-line basis over five years.

NOTE 7 - CAPITAL ACTIVITIES

COMMON STOCK

During the six months ended June 30, 1999, the Company issued the following shares of Common Stock:

        Number of Shares        Consideration
        ----------------        -------------

             18,089             Preferred stock dividend, $10,000.
            300,000             Acquisition of Audio Literature
            140,280             Shares issued to former principals in connection
                                with conversion of 189 shares of Series E
                                Preferred Stock.

As of June 30, 1999, the Company issued 3,768,448 shares of common stock in exchange for $4,545,000 through several private placements.

During the six months ended June 30, 1999 the Company issued 135 shares of Series E Preferred Stock pursuant to the Termination Agreement.

STOCK OPTIONS AND WARRANTS

On January 6, 1998, the Board approved the issuance of 601,500 options under the Plan to employees, such options being issued in July 1998.

Options outstanding under the Plan at June 30, 1999 were as follows:

                                                Weighted
                                                 Average
           Number of          Exercise          Exercise
             Shares            Price              Price
           --------           --------          --------

            573,500        $1.50 - $6.00          $1.71

At June 30, 1999, options to acquire 364,163 shares of Common Stock under the Plan were exercisable.

Warrants outstanding at June 30, 1999 were as follows:


             Number of                                  Weighted
         Equivalent Common                              Average
              Shares            Exercise Price      Exercise Price
         -----------------      --------------      --------------

             4,664,013          $2.00 - $12.00          $5.05


At June 30, 1999 all warrants to acquire shares of Common Stock were exercisable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis below should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes to the Consolidated Financial Statements included elsewhere in this report.

FORWARD LOOKING STATEMENTS

Certain statements in this report, including those utilizing the phrases "will", "expects", "intends", "estimates", "contemplates", and similar phrases, are "forward-looking" statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended), including statements regarding, among other items, (i) the Company's growth strategy, (ii) the Company's intention to acquire or develop additional audio book, printed book and television product, (iii) the Company's intention to enter or broaden distribution markets, and (iv) the Company's ability to successfully implement its business strategy. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or be discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: uncertainty as to future operating results; growth and acquisition risks; certain risks relating to the entertainment industry; dependence on a limited number of projects; possible need for additional financing; potential for liability claims; dependence on certain outlets for publishing product; competition and legal proceedings and claims. Other factors which may materially affect actual results include, among others, the following: general economic and business conditions, industry capacity, changes in political, social and economic conditions and various other factors beyond the Company's control. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. See the relevant discussions elsewhere herein, in the Company's registration statement on Form S-3 (Registration No. 333-82553) and in the Company's periodic reports and other documents filed with the Securities and Exchange Commission for further discussions of these and other risks and uncertainties applicable to the Company and its business.

OVERVIEW

The Company commenced business in 1985 as one of the pioneers of the audio book industry and has become one of the leading independent producers (i.e., unaffiliated with any single book publisher) of audio books in the United States. The Company produces and distributes approximately 100 to 120 new titles annually and has built a library of approximately 1,700 titles (including Audio Literature titles) currently offered for sale. Additionally, the Company is engaged in the production and development of television programming. Other activities of the Company include a limited printed book publishing program and the distribution of feature films and television programming.

Revenues for the quarter ended June 30, 1999 were $1,481,000 compared with $7,620,000 for the same period in 1998. Net loss for the quarter was $2,133,000 compared to a net loss of $499,000 for the same period in 1998.

Revenues for the six months ended June 30, 1999 were $2,904,000 compared with $10,313,000 for the same period last year. The Company incurred a net loss of $3,758,000 for the six months compared to a net loss of $2,262,000 in 1998.

The decrease in revenues for the quarter and six months ended June 30, 1999 was primarily a result of reduced television revenues due to timing of the delivery of television motion pictures and a reduced level of audio books released in the current period. In the second quarter of 1998, the Company delivered the television motion picture "Futuresport" to ABC Television. The increase in loss from operations for the quarter was primarily due to such reduced revenues. These items were offset in part by the sale of the Company's long-term investment in the Empire Studios for the six months ended June 30, 1999 and better margins in the publishing business.

During the second quarter of 1999, the Company's publishing division launched its new website AudioUniverse.com in order to position itself to capitalize on the growth of e-commerce. AudioUniverse offers approximately 15,000 audio books for sale (including the Company's 1,700 titles) with sound samples for more than 1,000 titles.

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

The Company has a number of television concepts under development including several television motion pictures and a reality series. While the overall television market continues to expand with the growth of new networks and cable channels, increasingly, networks are striving to acquire full ownership rights to new product as distinct from the traditional license basis. Consequently, in order to retain the higher profit margin associated with traditional license arrangements, the Company's focus in the development of television product is to link high-profile event type projects with high-profile talent that will be attractive to networks on a license basis.

>From time to time, the Company may have several television projects in development and generally seeks to limit its financial risk in the production of television motion pictures and mini-series by pre-sales and licensing to third parties. The production of television programming has been sporadic over the last several years and significant variances in operating results from year-to-year and quarter-to-quarter can be expected for television programming revenues due to the variable demand for content from broadcast and cable networks.

In August 1999, production commenced on both "Quadroon Ball," a movie for the Lifetime cable channel, starring Vanessa L. Williams and "Random Acts of Comedy," a daily half-hour program for the Fox Family Channel, starring David Alan Grier.

RESULTS OF OPERATIONS

The following table sets forth divisional revenues and operating expenses as a percentage of total revenues:

                                              Three Months Ended June 30,                  Six Months Ended June 30,
                                              ---------------------------                  -------------------------
                                                 1999       1998                            1999          1998
                                                 ----       ----                            ----          ----
REVENUES
   Publishing                                      82  %         26  %                        87  %         34  %
   Television and film                             18            74                           13            66
                                           -----------    ----------                  -----------    ----------
   Total                                          100  %        100  %                       100  %        100  %
                                           -----------    ----------                  -----------    ----------
OPERATING EXPENSES
   Publishing                                      39  %         17  %                        53  %         24  %
   Television and film                             22            51                           15            47
   Selling, general & administrative              169            36                          168            48
                                           -----------    ----------                  -----------    ----------
   Total                                          230  %        104  %                       236  %        119  %
                                           -----------    ----------                  -----------    ----------

QUARTER ENDED JUNE 30, 1999 COMPARED TO QUARTER ENDED JUNE 30, 1998
-------------------------------------------------------------------

Publishing
----------

REVENUES. Net publishing revenues for the quarter ended June 30, 1999 decreased $751,000 to $1,215,000 compared with $1,966,000 for the quarter ended June 30, 1998 with the decrease being primarily attributable to a lower volume of new titles published. Leading audio book publications during the current quarter included "Cuba" by Stephen Coonts, "High Exposure" by David Breashears and "Front Row at the White House" by Helen Thomas.

COST OF SALES. Cost of sales for the quarter ended June 30, 1999 decreased $736,000 to $582,000 from $1,318,000 for the quarter ended June 30, 1998. The decrease was attributable to a decrease in the number of audio books published, lower production and manufacturing costs and a change in the fourth quarter of 1998 in the estimate of percentages used to amortize capitalized production costs. As a result, cost of sales as a percentage of net publishing revenues was 48% in the quarter ended June 30, 1999 compared to the 67% for the quarter ended June 30, 1998.

Film and Television
-------------------

REVENUES. Film and television revenues for the quarter ended June 30, 1999 decreased $5,388,000 to $266,000 from $5,654,000 for the quarter ended June 30, 1998. The decrease was primarily due to the absence in the second quarter of 1999 of the delivery of programming comparable to "Futuresport" which was delivered in the second quarter last year.

COST OF SALES. Film and television amortization for the quarter ended June 30, 1999 decreased $3,589,000 to $321,000 from $3,910,000 for the quarter ended June 30, 1998. The decrease was attributable to the decline in film and television revenues mentioned previously. Cost of sales as a percentage of net film and television revenues was 121% and 69% for the quarters ended June 30, 1999 and 1998, respectively. The 1999 margin also reflects a film inventory valuation adjustment.

General
-------

GROSS PROFIT. The Company experienced a gross profit of $578,000 for the quarter ended June 30, 1999 compared to $2,392,000 for the quarter ended June 30, 1998, resulting from the matters previously discussed regarding publishing and film revenues and cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). SG&A includes costs associated with selling, marketing and promoting the Company's products, as well as general corporate expenses including salaries, occupancy costs, professional fees, travel and entertainment. SG&A declined to $2,508,000 for the quarter ended June 30, 1999 from $2,734,000 for the quarter ended June 30, 1998.

NET INTEREST EXPENSE. Net interest expense for the quarter ended June 30, 1999 was $203,000 compared with $155,000 for the quarter ended June 30, 1998. The increase in net interest expense is primarily the result of increased utilization of the Chase Loan facility.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998
-------------------------------------------------------------------------

Publishing
----------

REVENUES. Net publishing revenues for the six months ended June 30, 1999 decreased $1,002,000 to $2,513,000 compared with $3,515,000 for the quarter ended June 30, 1998 with the decrease being primarily attributable to a lower volume of new titles published. Leading audio book publications during the current quarter included "Cuba" by Stephen Coonts, "High Exposure" by David Breashears and "Front Row at the White House" by Helen Thomas.

COST OF SALES. Cost of sales for the six months ended June 30, 1999 decreased $949,000 to $1,555,000 from $2,504,000 for the six months ended June 30, 1998.
The decrease was attributable to a decrease in the number of audio books published, lower production and manufacturing costs and a change in the fourth quarter of 1998 in the estimate of percentages used to amortize capitalized production costs. As a result, cost of sales as a percentage of net publishing revenues was 62% for the six months ended June 30, 1999 compared to the 71% for the six months ended June 30, 1998 reflect cost savings in packaging and production.

Film and Television
-------------------

REVENUES. Film and television revenues for the six months ended June 30, 1999 decreased $6,407,000 to $391,000 from $6,798,000 for the six months ended June 30, 1998. The decrease was primarily due to the absence in the first half of 1999 of the delivery of newly produced programming as compared to the same period last year.

COST OF SALES. Film and television amortization for the six months ended June 30, 1999 decreased $4,428,000 to $426,000 from $4,854,000 for the quarter ended
June 30, 1998. The decrease was attributable to the decline in film and television revenues mentioned previously. Cost of sales as a percentage of net film and television revenues increased to 109% from 71% for the six months ended June 30 1998 as a result of a film inventory valuation adjustment.

General
-------

GROSS PROFIT. The Company experienced a gross profit of $923,000 for the first half year ended June 30, 1999 compared to $2,955,000 for the same period in 1998, resulting from the matters previously discussed regarding publishing and film revenues and cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE. SG&A includes costs associated with selling, marketing and promoting the Company's products, as well as general corporate expenses including salaries, occupancy costs, professional fees, travel and entertainment. SG&A decreased to $4,872,000 for the six months ended June 30, 1999 from $4,913,000 for the six months ended June 30, 1998.

NET INTEREST EXPENSE. Net interest expense for the period ended June 30, 1999 was $401,000 compared with $302,000 for the six months ended June 30, 1998. The increase in net interest expense is primarily the result of increased utilization of the Chase Loan facility.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

The Company was not in compliance with certain of the financial compliance tests at December 31, 1998, March 31, 1999 and June 30, 1999 and has requested waivers from Chase Bank. As of August 16, 1999, the Company received such waivers and the Company and Chase Bank have entered into amendments and waivers to the Chase Loan. At June 30, 1999, the Company had borrowed $7,500,000 against the total facility of $10,000,000. In addition, Chase Bank had provided a letter of credit for $287,000 in respect of certain litigation. On January 28, 1999, the Company and Chase Bank were notified by one of the principals of MEI that there would be no approvals for guarantees of further extensions of credit under the Chase Loan. Accordingly, as of January 28, 1999, the Company had borrowed the maximum amount permitted to be borrowed under the Chase Loan. In connection with entering into certain amendments and waivers to the Chase Loan, the Company reached agreement with MEI for an extension and modification of the guarantee agreement to provide for a revised guarantee of $2,000,000.

The Company has experienced significant negative cash flows from operations, including $10,659,000 for the year ended December 31, 1998 and $4,385,000 for the six months ended June 30, 1999 - see "Financial Statements of the Company - Consolidated Statements of Cash Flows". Such negative cash flows have resulted from, among other things, losses from operations, use of working capital for expansion of audio and printed book publishing, development of television programming and the acquisition of theatrical motion picture product. The Company plans to significantly increase the level of activity in both its audio book and television production operations. In addition, the Company has plans to expand its development, production and distribution activities, including the expansion of its publishing and television operations (although there is no assurance that the Company will expand or that such expansion will be profitable). Such expansion may include future acquisitions of library product or other assets complementary to its current operations or acquisitions of rights involving significantly greater outlays of capital than required in the business conducted to date by the Company. In the event that additional working capital is not obtained or not obtained in sufficient amounts, the Company's operations may be significantly curtailed.

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

Between April 1, 1999 and June 30, 1999, the Company issued 3,768,448 shares of common stock in exchange for $4,545,000 through several private placements.

As of August 12, 1999 the Company's unused sources of funds consisted primarily of approximately $2,134,000 available under the Chase Loan facility.

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

The Company does not believe that year 2000 problems that may be experienced by its customers, suppliers and vendors (other than the Company's audiobook distribution companies) would result in a significant deterioration of operating efficiency. However, until the Company has completed its evaluation of the year 2000 issue, no assurance can be given that the Company will avoid deterioration of operating efficiency or programming costs because of year 2000 problems.

The Company estimates the incremental costs associated with addressing and fixing potential year 2000 problems to be no more than $25,000.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The discussion in this Item 1 should be read in conjunction with the Company's Annual Report on Form 10-KSB and 10-KSB/A for the year ended December 31, 1998 and the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999, which contain descriptions of pending legal proceedings to which the Company is a party.

On July 15, 1999, the Court of Appeal of the State of California Second Appellate District Division 3 issued its opinion on plaintiff's appeal from judgment in the matter Alexandria Datig v. Dove Books, Inc., etc., et al, which opinion was modified on August 13, 1999. The appeals court reversed the judgment and remanded the proceedings to the trial court. While the Company believes that it has good and meritorious defenses to the claims in the action at the trial court level, there is no assurance that the Company will prevail in the action.

On June 1, 1999, a complaint entitled Michael Viner and Deborah Raffin v. NewStar Media Inc. (BC 211240) was filed in Los Angeles Superior Court. Mr. Viner and Ms. Raffin are former officers and directors of the Company. The plaintiffs allege violation of the Lanham Act, statutory and common law unfair competition and false advertising, and seek damages in an amount according to proof, punitive damages, and preliminary and permanent injunctive relief. On August 4, 1999 the Company removed the action to the United Stated District Court for the Central District of California Western Division (case No. 99-07970 CBM (SHx)). While the Company believes that it has good and meritorious defenses to the claims in the action, there is no assurance that the Company will prevail in the action.

In addition to the above claims and the claims identified in the Company's Annual Report on Form 10-KSB and 10-KSB/A for the year ended December 31, 1998 and the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999, the Company is a party to various other routine legal proceedings and claims incidental to its business.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company amended its Articles of Incorporation, which amendment increased the number of shares of the Company's authorized common stock from 20,000,000 shares to 50,000,000 shares. See Item 4 below.

Pursuant to a Stock Purchase Agreement, dated as of April 1, 1999, between the Company and Ronald Lightstone, Mr. Lightstone purchased from the Company 30,000 shares of common stock of the Company on April 6, 1999 for $19,125 (or $0.6375 per share).

Pursuant to a Stock Purchase Agreement, dated as of May 4, 1999, between the Company and Gorman Limited Partnership ("GLP"), GLP purchased from the Company 416,667 shares of common stock of the Company on May 24, 1999 for $500,000 (or $1.20 per share).

Pursuant to a Stock Purchase Agreement, dated as of May 4, 1999, between the Company and Elkes Limited Partnership ("ELP"), ELP purchased from the Company 416,667 shares of common stock of the Company on May 25, 1999 for $500,000 (or $1.20 per share).

Pursuant to a Stock Purchase Agreement, dated as of April 1, 1999, between the Company and GLP, GLP purchased from the Company (i) 531,561 shares of common stock of the Company on May 13, 1999 for $675,085 (or $1.27 per share), (ii) 136,219 shares of common stock of the Company on May 17, 1999 for $173,000 (or $1.27 per share), (iii) 157,200 shares of common stock of the Company on June 1, 1999 for $199,644 (or $1.27 per share), (iv) 50,400 shares of common stock of the Company on June 3, 1999 for $64,008 (or $1.27 per share), (v) 333,334 shares of common stock of the Company on May 21, 1999 for $400,000 (or $1.27 per share), (vi) 16,667 shares of common stock of the Company on June 4, 1999 for $20,000 (or $1.20 per share) (vii) 46,400 shares of common stock of the Company on June 3, 1999 for $55,680 (or $1.20 per share).

Pursuant to a Stock Purchase Agreement, dated as of April 1, 1999, between the Company and ELP, ELP purchased from the Company (i) 300,000 shares of common stock of the Company on April 22, 1999 for $393,733 (or $1.31 per share) and
(ii) 1,000,000 shares of common stock of the Company on May 6, 1999 for $1,200,000 (or $1.20 per share).

Pursuant to a Stock Purchase Agreement, dated as of May 19, 1999, between the Company and Peter Engel, Mr. Engel purchased from the Company 250,000 shares of common stock of the Company for $300,000 (or $1.20 per share).

On May 24, 1999 the Company issued and sold 83,833 shares of common stock of the Company for $100,000 (or $1.20 per share) in a private placement.

On July 6, 1999 the Company issued 37,641 shares of common stock of the Company to Steinberg, Nutter & Brent in satisfaction of amounts owed by the Company to that firm.

All of the shares were issued in reliance on Section 4(2) of the Securities Act of 1933 as amended.

On June 3, 1999 the Company issued and delivered 300,000 shares of common stock of the Company to American Audio Literature as partial payment for all of the assets of American Audio Literature. The shares were issued in reliance on Regulation D promulgated under the Securities Act of 1933.

During the period April 1, 1999 to June 30, 1999, 54 shares of the Company's Series E Preferred Stock were released from escrow in lieu of payments to certain former officers for the Company. During the period April 1, 1999 to June 30, 1999, 140,280 shares of common stock of the Company were issued upon conversion of 189 shares of Series E Preferred Stock held by such officers.

The Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of November 4, 1997, as amended and restated as of August 16, 1999, among the Company, the guarantors named therein and The Chase Manhattan Bank provides that the Company is prohibited from declaring cash dividends on its common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

See the discussion in Note 5 of the Notes to Consolidated Financial Statements in Item 1 of Part I herein which discussion is incorporated by reference in this
Item 3 of Part II.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 21, 1999, the Board of Directors of the Company approved and adopted an amendment to the Articles of Incorporation of the Company that increased the number of shares of the Company's authorized Common Stock from 20,000,000 shares to 50,000,000 shares (the "Amendment"). In accordance with the California General Corporation Law and the By-Laws of the Company, on April 1, 1999, Media Equities International, LLC ("MEI"), ELP, GLP and Mr. Lightstone, who then held, in the aggregate, approximately 66% of the outstanding voting power of the Company, approved the Amendment by written consent in lieu of a meeting of shareholders. 10,419,435 common shares, 4,000 Series B Preferred Stock shares, 1,920 Series C Preferred Stock Shares, and 214,113 Series D Preferred Stock Shares were voted in favor of the Amendment.

On April 21, 1999, the Board of Directors of the Company approved a private placement and issuance of shares of common stock of the Company to raise additional equity capital for the Company (the "Equity Investment"). In accordance with the California General Corporation Law and the By-Laws of the Company, on April 1, 1999, MEI, ELP, GLP and Mr. Lightstone, who then held, in the aggregate, approximately 66% of the outstanding voting power of the Company, approved the Equity Investment by written consent in lieu of a meeting of shareholders. 10,419,435 common shares, 4,000 Series B Preferred Stock shares, 1,920 Series C Preferred Stock Shares, and 214,113 Series D Preferred Stock Shares were voted in favor of the Equity Investment.

The Equity Investment provided the Company with approximately $4.5 million of additional equity capital through the sale of approximately 3.7 million shares of Common Stock to persons previously unaffiliated with the Company, and certain of the Company's officers and other holders of common stock of the Company.

Pursuant to Section 14(c) of the Securities and Exchange Act of 1934, in connection with the approval of the Amendment and the Equity Investment by written consent of the shareholders in lieu of a meeting of shareholders, the Company filed a Schedule 14C Information Statement with the Securities and Exchange Commission on June 8, 1999 and mailed the Information Statement on or about June 8, 1999 to all holders of the Company's common stock and preferred stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A) Exhibits:

    10.1 Stock Purchase Agreement dated as of April 1, 1999, between NewStar Media Inc. and Ronald Lightstone

    10.2 Stock Purchase Agreement dated as of April 1, 1999, between NewStar Media Inc. and Gorman Limited Partnership

    10.3 Stock Purchase Agreement dated as of April 1, 1999, between NewStar Media Inc. and Elkes Limited Partnership

    10.4 Stock Purchase Agreement dated as of May 4, 1999, between NewStar Media Inc. and Gorman Limited Partnership

    10.5 Stock Purchase Agreement dated as of May 4, 1999, between NewStar Media Inc. and Elkes Limited Partnership

    10.6 Stock Purchase Agreement dated as of May 19, 1999, between NewStar Media Inc. and Peter Engel

    10.7 Registration Rights Agreement dated as of May 17, 1999 between NewStar Media Inc. and Peter Engel

    27   Financial Data Schedule

(B) Reports on Form 8-K:

       A report on Form 8-K (dated May 17, 1999) was filed on May 27, 1999 reporting under Item 5 (i) the appointment of Terrence A. Elkes as Chairman of the Company and Ronald Lightstone and Kenneth F. Gorman as Co-Vice Chairmen and the appointment of the new senior management team of the publishing division of the Company and (ii) the sale of approximately
       3.5 million shares of common stock of the Company for approximately $4.2 million.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 23, 1999                          NEWSTAR MEDIA INC.

                                               By /s/ Terrence A. Elkes
                                                 -------------------------------
                                                    Terrence A. Elkes
                                                    Chairman and Chief Executive
                                                    Officer

Date: August 23, 1999                          By /s/ John T. Brady
                                                  ------------------------------
                                                    John T. Brady
                                                    Chief Financial Officer

                               NEWSTAR MEDIA INC.
                                INDEX TO EXHIBITS


     Exhibit
     Number
  ------------

       10.1 Stock Purchase Agreement dated as of April 1, 1999, between NewStar Media Inc. and Ronald Lightstone

       10.2 Stock Purchase Agreement dated as of April 1, 1999, between NewStar Media Inc. and Gorman Limited Partnership

       10.3 Stock Purchase Agreement dated as of April 1, 1999, between NewStar Media Inc. and Elkes Limited Partnership

       10.4 Stock Purchase Agreement dated as of May 4, 1999, between NewStar Media Inc. and Gorman Limited Partnership

       10.5 Stock Purchase Agreement dated as of May 4, 1999, between NewStar Media Inc. and Elkes Limited Partnership

       10.6 Stock Purchase Agreement dated as of May 19, 1999, between NewStar Media Inc. and Peter Engel

       10.7 Registration Rights Agreement dated as of May 17, 1999 between NewStar Media Inc. and Peter Engel

       27     Financial Data Schedule