Form 10QSB
period 1999-09-30
NEWSTAR MEDIA INC
filed 1999-11-18
CIK 930436

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                ----------------

(MARK ONE)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the numbers of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,612,058 as of November 1, 1999.

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

PART I

FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                                        NEWSTAR MEDIA INC.
                                              CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                        September 30, 1999
                                                              ASSETS
           CURRENT ASSETS
             Cash and cash equivalents                                                                    $   1,442,000
             Accounts receivable, net of allowances of $1,210,000                                             3,698,000
             Barter receivable                                                                                  731,000
             Inventory                                                                                        2,481,000
             Film costs                                                                                       4,018,000
             Due from related party                                                                              36,000
             Prepaid expenses and other assets                                                                  994,000
                                                                                                          --------------
                Total current assets                                                                         13,400,000

           NON-CURRENT ASSETS
             Production masters, net                                                                          2,906,000
             Film costs, net                                                                                  3,382,000
             Property and equipment, net                                                                        618,000
             Goodwill and other assets                                                                        5,532,000
                                                                                                          --------------
                Total non-current assets                                                                     12,438,000
                                                                                                          --------------
                Total assets                                                                              $  25,838,000
                                                                                                          ==============

                                                 LIABILITIES AND SHAREHOLDERS' EQUITY
           CURRENT LIABILITIES
             Accounts payable and accrued expenses                                                        $   5,911,000
             Notes payable                                                                                       16,000
             Advances and deferred income                                                                     4,252,000
                                                                                                          --------------
                Total current liabilities                                                                    10,179,000

           NON-CURRENT LIABILITIES
             Note payable                                                                                     8,307,000
             Accrued liabilities                                                                                437,000
                                                                                                          --------------
                Total non-current liabilities                                                                 8,744,000
                                                                                                          --------------
                Total liabilities                                                                            18,923,000
                                                                                                          --------------


           SHAREHOLDERS' EQUITY
             Preferred stock $.01 par value; 2,000,000 shares authorized and
               220,033 shares issued and outstanding, liquidation preference $6,776,000                           2,000
             Common stock $.01 par value; 50,000,000 shares authorized and
               21,565,658 shares issued and outstanding                                                         216,000
              Unearned compensation                                                                            (129,000)
              Additional paid-in capital                                                                     43,271,000
              Accumulated deficit                                                                           (36,445,000)
                                                                                                          --------------
                Total shareholders' equity                                                                    6,915,000
                                                                                                          --------------
                Total liabilities and shareholders' equity                                                $  25,838,000
                                                                                                          ==============

                                         See accompanying notes to consolidated financial statements


                                                        NEWSTAR MEDIA INC.
                                         CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                       Quarter Ended September 30,
                                                                                  --------------------------------------
                                                                                        1999                   1998
                                                                                        ----                   ----
           Revenues
             Publishing, net                                                      $    2,910,000        $     1,915,000
             Film                                                                      1,069,000              1,792,000
                                                                                  ---------------       ----------------
                                                                                       3,979,000              3,707,000
           Cost of sales
             Publishing                                                                1,922,000              1,089,000
             Film                                                                        943,000              1,601,000
                                                                                  ---------------       ----------------
                                                                                       2,865,000              2,690,000
                                                                                  ---------------       ----------------
           Gross profit                                                                1,114,000              1,017,000

           Selling, general and administrative expenses                                3,009,000              1,926,000
                                                                                  ---------------       ----------------

           Loss from operations                                                       (1,895,000)              (909,000)

           Gain on sale of land and building                                                  --              1,734,000

           Interest expense, net                                                        (252,000)              (318,000)
                                                                                  ---------------       ----------------
           Income (loss) before income taxes                                          (2,147,000)               507,000
           Income tax expense                                                             (1,000)                (2,000)
                                                                                  ---------------       ----------------
           Net income (loss)                                                      $   (2,148,000)       $       505,000
                                                                                  ===============       ================

           Basic income (loss) attributable to common
                shareholders                                                      $   (2,148,000)       $       398,000
                                                                                  ===============       ================

           Basic income (loss) per common share                                   $         (.10)       $           .05
                                                                                  ===============       ================

           Weighted average number of common
                shares outstanding                                                    21,563,000              8,596,000
                                                                                  ===============       ================


           Diluted income (loss) attributable to fully
               diluted common shareholders                                        $   (2,148,000)       $       505,000
                                                                                  ===============       ================

           Diluted income (loss) per common share                                 $         (.10)       $           .04
                                                                                  ===============       ================

           Weighted average number of common
               shares outstanding                                                     21,563,000             11,814,000
                                                                                  ===============       ================

                                    See accompanying notes to consolidated financial statements


                                                        NEWSTAR MEDIA INC.
                                         CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                     Nine Months Ended September 30,
                                                                                  -------------------------------------
                                                                                        1999                   1998
                                                                                        ----                   ----
           Revenues
             Publishing, net                                                      $     5,423,000      $     5,430,000
             Film                                                                       1,460,000            8,590,000
                                                                                  ----------------     ----------------
                                                                                        6,883,000           14,020,000

           Cost of sales
             Publishing                                                                 3,477,000            3,593,000
             Film                                                                       1,369,000            6,455,000
                                                                                  ----------------     ----------------
                                                                                        4,846,000           10,048,000
                                                                                  ----------------     ----------------
           Gross profit                                                                 2,037,000            3,972,000

           Selling, general and administrative expenses                                 7,881,000            6,841,000
                                                                                  ----------------     ----------------

           Loss from operations                                                        (5,844,000)          (2,869,000)

           Gain on sale of land and building                                                   --            1,734,000
           Gain on sale of long-term investment                                           594,000                   --
           Interest expense, net                                                         (653,000)            (620,000)
                                                                                  ----------------     ----------------

           Loss before income taxes                                                    (5,903,000)          (1,755,000)

           Income tax expense                                                              (3,000)              (2,000)
                                                                                  ----------------     ----------------

           Net loss                                                               $    (5,906,000)     $    (1,757,000)
                                                                                  ================     ================

           Basic and diluted loss attributable to common
                shareholders                                                      $    (5,906,000)     $    (2,077,000)
                                                                                  ================     ================


           Basic and diluted loss per common share                                $          (.30)     $          (.29)
                                                                                  ================     ================

           Weighted average number of common
                shares outstanding                                                     19,394,000            7,287,000
                                                                                  ================     ================

                                    See accompanying notes to consolidated financial statements


                                                       NEWSTAR MEDIA INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                   Nine Months Ended September 30,
                                                                                 ------------------------------------
                                                                                       1999                 1998
                                                                                       ----                 ----
           OPERATING ACTIVITIES
             Net loss                                                            $   (5,906,000)      $   (1,757,000)
             Adjustments to reconcile net loss to net cash used in
                operating activities:
             Depreciation and amortization                                              570,000              405,000
             Amortization of goodwill                                                   179,000              189,000
             Amortization of production masters                                         818,000            1,232,000
             Amortization of film costs                                               1,498,000            6,022,000
             Provision for doubtful accounts                                             56,000                   --
             Gain on sale of building and land                                               --           (1,734,000)
             Gain on sale of long-term investment                                      (594,000)                  --
             Stock Based Compensation                                                   125,000              125,000
             Changes in operating assets and liabilities:
                Accounts receivable                                                  (2,003,000)          (2,040,000)
                Inventory                                                               607,000              746,000
                Prepaid expenses and other assets                                       181,000             (372,000)
                Expenditures for production masters                                  (1,355,000)          (1,105,000)
                Film cost additions                                                  (4,123,000)          (9,406,000)
                Accounts payable and accrued expenses                                 1,057,000             (997,000)
                Advances and deferred revenue                                         3,992,000             (329,000)
                Other                                                                    57,000                5,000
                                                                                 ---------------      ---------------
             Net cash used in operating activities                                   (4,841,000)          (9,016,000)
                                                                                 ---------------      ---------------

           INVESTING ACTIVITIES
             Proceeds from sale of long-term investment                                 613,000                   --
             Purchase of Audio Literature                                              (200,000)                  --
             Proceeds from sale of property and equipment, net                          124,000            4,166,000
             Purchase of property and equipment                                        (118,000)                  --
                                                                                 ---------------      ---------------
             Net cash provided by investing activities                                  419,000            4,166,000
                                                                                 ---------------      ---------------

           FINANCING ACTIVITIES

             Proceeds of bank borrowings                                              3,600,000            7,849,000
             Repayments of bank borrowings and notes payable                         (2,734,000)          (8,591,000)
             Proceeds from issuance of common stock                                   4,545,000            5,500,000
                                                                                 ---------------      ---------------
                Net cash provided by financing activities                             5,411,000            4,758,000
                                                                                 ---------------      ---------------
           Net decrease in cash and cash equivalents                                    989,000              (92,000)
           Cash and cash equivalents at beginning of the period                         453,000              302,000
                                                                                 ---------------      ---------------
           Cash and cash equivalents at end of the period                        $    1,442,000       $      210,000
                                                                                 ===============      ===============

                              See accompanying notes to consolidated financial statements.


                                                         NEWSTAR MEDIA INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

                                                                                     Nine Months Ended September 30,
                                                                                ------------------------------------------

                                                                                          1999                 1998
                                                                                          ----                 ----
           SUPPLEMENTAL CASH FLOW INFORMATION
             Cash paid for interest                                                 $      526,000       $      516,000


           NON-CASH TRANSACTIONS
             Common stock issued as payment for consulting fees
                to related party                                                    $           --       $      450,000

             Common Stock issued as payment to vendors and other
                obligations                                                         $       60,000       $      753,000
             Preferred stock dividends accrued                                      $           --       $      320,000
             Preferred stock dividends paid in common stock                         $       10,000       $      589,000
             Preferred stock issued as payment for amounts
                payable to former officers of the Company                           $      135,000       $      108,000

           ACQUISITION OF AMERICAN AUDIO LITERATURE, INC
             Assets acquired                                                        $    1,550,000
             Liabilities incurred                                                         (300,000)
             Issuance of Common Stock                                                   (1,050,000)
                                                                                    ---------------
                 Net cash paid                                                      $      200,000

                                    See accompanying notes to consolidated financial statements

                               NEWSTAR MEDIA INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION, ORGANIZATION AND BUSINESS

The accompanying consolidated financial statements of NewStar Media Inc. (the "Company") are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB and 10-KSB/A for the fiscal year ended December 31, 1998. The accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which in the opinion of management are necessary in order to make them not misleading. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of results to be expected for the full year.

NewStar Media Inc. is a diversified entertainment company primarily engaged in the publication of audio and printed books and related internet services, the production of television programming and the distribution of feature films and television product, both domestically and internationally. The Company commenced business in 1985 and changed its name from Dove Entertainment, Inc. to NewStar Media Inc. in May 1998.

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

The net income (loss) utilized in the calculation of basic income/(loss) per common share is decreased/(increased) by the following:

                                                       1999           1998
                                                       ----           ----
Quarter ended September 30,
  Accrued dividends on Preferred Stock              $        --   $    107,000

Nine months ended September 30,
  Accrued dividends on Preferred Stock              $        --   $    320,000


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

Had the Company determined compensation cost based on the fair value at the grant date for its Options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                     Nine months Ended September 30,
                                 -------------------------------------
                                      1999                 1998
                                      ----                 ----
Net loss attributable to
common shareholders
     As reported                 $    (5,906,000)     $    (2,077,000)
     Pro forma                   $    (7,004,000)     $    (2,178,000)

Net loss per share
     As reported                 $          (.30)     $          (.29)
     Pro forma                   $          (.36)     $          (.30)

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

SFAS No. 109 requires that a valuation allowance be recorded against tax assets which are not likely to be realized. Due to the uncertainty of their ultimate realization based upon past earnings performance and the expiration dates of carryforwards, the Company has established a valuation allowance against these tax assets except to the extent that they are realizable through carrybacks. Realization of additional amounts is entirely dependent upon future earnings in specific tax jurisdictions. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carryforwards will be recorded in future operations as a reduction of the Company's income tax expense. At September 30, 1999, the Company had net deferred tax assets of approximately $12,493,000 against which a valuation allowance had been fully recorded.


NOTE 4 - RELATED PARTY TRANSACTIONS

Pursuant to an employment termination agreement entered into in 1997 ("Termination Agreement") with then principal shareholders and officers of the Company ("Former Principals"), the Company paid such Former Principals $135,000 during the nine months ended September 30, 1999 in the form of Series E Preferred Stock for payments due by the Company for the period January through May, 1999. The Termination Agreement provides for the Former Principals to receive combined monthly payments (the "Payments") of approximately $25,000, and medical insurance for 60 months from September 1997. In addition, they are entitled to each receive a car allowance for 24 months from September 1997 and reimbursement for certain medical and business expenses. The Company did not make payments in cash for the period June to September, 1999. The Former Principals are entitled to receive Series E Preferred Stock in lieu of such cash Payments but have chosen not to accept the Series E Preferred Stock.

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

During the nine months ended September 30, 1998, the Company made certain payments and entered into other transactions with the Former Principals and former directors as more fully described in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

Media Equities International, LLC ("MEI") is a limited liability company, the principals of which are Terrence A. Elkes, Kenneth F. Gorman, John T. Healy, Ronald Lightstone and Bruce Maggin. Mr. Elkes is Chairman of the Board of the Company and Chief Executive Officer, and Mr. Gorman is Vice-Chairman and Messrs Healy, Lightstone and Maggin are directors of the Company.

During 1999, the Company reorganized the management of the Company whereby all operating officers report to the Office of the Chief Executive of which Mr. Elkes is Chairman and Chief Executive Officer and Mr. Gorman is Co-Vice Chairman.

The Company accrued the following fees payable to MEI:

Quarter ended September 30,                                                     1999              1998
                                                                                ----              ----
  Consulting fees pursuant to consulting agreement                          $         --      $     75,000
  Guarantee fees pursuant to guarantee of Chase Bank loan facility                12,500             6,000
                                                                            -------------     -------------
  Total                                                                     $     12,500      $     81,000
                                                                            =============     =============


Nine months ended September 30,                                                 1999              1998
                                                                                ----              ----
  Consulting fees pursuant to consulting agreement                          $         --      $    225,000
  Guarantee fees pursuant to guarantee of Chase Bank loan facility                37,500            19,000
                                                                            -------------     -------------
  Total                                                                     $     37,500      $    244,000
                                                                            =============     =============

The Company issued the following shares of Common Stock at fair market value to MEI in respect of consulting and guarantee fees:

        Date of Issue              Number of Shares              Amount of Fees
        -------------              ----------------              --------------
       January 2, 1998                  240,000                     $300,000
       August 17, 1998                  102,000                     $150,000

Pursuant to guarantee agreements dated November 4, 1997, each of the principals of MEI had collectively guaranteed $208,000 and Messrs. Elkes, Gorman and Lightstone had collectively guaranteed $287,000 against borrowings under the Company's loan facility ("Chase Loan") with The Chase Manhattan Bank ("Chase Bank") to the extent such borrowings exceed the borrowing base as defined in the Chase Loan ("Borrowing Base"). At September 30, 1999, utilization of the Chase Loan exceeded the Borrowing Base by $495,000. In order to secure the repayment of any amounts the MEI principals may be required to pay to Chase Bank under the guarantees, MEI has been granted a security interest in substantially all of the assets of the Company. Such security interest is junior to the security interest of Chase Bank which secures the Company's obligations under the Chase Loan.

During the third quarter of 1999, in connection with obtaining certain amendments and waivers to the Chase Loan, the Company reached an agreement with MEI for a modification of the guarantee agreement to provide for a revised guarantee of $2,000,000. In consideration of the modification of the guarantee agreement, the Company has entered into an agreement to extend the warrants currently held by MEI for one year and to amend the terms thereof to permit a "cashless exercise" of such warrants.

During the quarter ended September 30, 1999, MEI instituted an arbitration proceeding against the Former Principals. The Company's in-house legal staff provided legal services for MEI in connection with such proceedings.

The Company entered into a Publishing Agreement with Affinity Communications Corp. ("Affinity") pursuant to which the Company published "The Libido
Breakthrough: A Doctor's Guide to Restoring Sexual Vigor and Peak Health" by Stuart W. Fine, M.D. and Brenda Adderly, M.H.A. At the time of the agreement, Peter Engel, the Company's President of the publishing division, controlled and maintained a significant ownership interest in Affinity. In addition, Mr. Engel is married to Ms. Adderly. The terms of the publishing agreement are similar to those contained in publishing agreements the Company enters into with unrelated parties, except as follows: Affinity entered into and agreement with Rexall Sundown pursuant to which Rexall was to purchase 33,000 copies of the book from Affinity. The Company agreed that Affinity would purchase such 33,000 copies from the Company at cost plus $25,000. As of September 30, 1999 the Company is due $25,000, net of royalties, from Affinity.

NOTE 5 - NOTES PAYABLE

Notes payable at September 30, 1999 consist of the following:

        Chase Manhattan Bank revolving credit loan                $   8,300,000
        Other                                                            23,000
                                                                  --------------
        Total notes payable                                       $   8,323,000
                                                                  ==============

On November 12, 1997, the Company entered into an agreement with Chase Bank providing the Company with an $8,000,000 loan facility for working capital purposes. In May 1998, the Chase Loan was increased to $10,000,000 with the other terms of the original agreement remaining substantially the same. The Chase Loan is secured by substantially all of the Company's assets. The Chase Loan runs for three years until November 4, 2000. The Chase Loan establishes a "Borrowing Base" comprised of: (1) 35% of an independent valuation of the Company's audio library, (2) 85% of the Company's eligible receivables and (3) 30% of the Company's finished goods audio and book inventory. Prior to August 16, 1999, the Chase Loan provided that at any time, the Company could borrow up to the Borrowing Base. In addition, the Company could borrow or have letters of credit issued for a further $4,000,000 (provided the aggregate amount borrowed did not exceed $10,000,000) with the consent and guarantee of the principals of MEI, a significant shareholder of the Company. On August 16, 1999, the Chase Loan was amended and restated and currently provides that the Company may borrow or have letters of credit issued for up to $2,000,000 over the amount of the Borrowing Base (provided the aggregate borrowed does not exceed $10,000,000) without the consent or approval of MEI. The Chase Loan provides for interest at the bank prime rate (8.25% at September 30, 1999) plus 2% per annum or the bank's LIBOR rate (5.48% rate at September 30, 1999) plus 3% per annum, at the option of the Company. Both rates are applicable to Company draw-downs on the Chase Loan at September 30, 1999. In addition, unused commitment fees are payable at 1/2% per annum. The Chase Loan contains various covenants to which the Company must adhere including limitations on additional indebtedness, investments, acquisitions, capital expenditures and sale of assets, restrictions on the payment of dividends and distributions to shareholders, and various financial compliance tests.

The Company was not in compliance with certain of the financial compliance tests at December 31, 1998, March 31, 1999 and June 30, 1999 and requested waivers from Chase Bank. As of August 16, 1999, the Company received such waivers and the Company and Chase Bank entered into amendments and waivers to the Chase Loan. As a result of such amendments and waivers, the Company was in compliance with the aforementioned financial compliance tests. On January 28, 1999, the Company and Chase Bank were notified by one of the principals of MEI that there would be no approvals for guarantees of further extensions of credit under the Chase Loan. In connection with the drafting of certain amendments and waivers to the Chase Loan, the Company reached agreement with MEI for an extension and modification of the guarantee agreement to provide for a revised guarantee of $2,000,000.

At September 30, 1999, the Company had borrowed $8,300,000 against the facility and had $1,700,000 of available funds for borrowing. In addition, Chase Bank had provided a letter of credit for $287,000 in respect of certain litigation.

In connection with the granting of certain waivers and amendments, Chase Bank required that the Company raise a minimum of $4.1 million of new equity. As of the date of the amendment and restatement of the Chase Loan, the Company had received $4,545,000 in new equity through several private placements.

NOTE 6 - AUDIO LITERATURE ACQUISITION

On June 1, 1999, the Company entered into an Asset Purchase Agreement with American Audio Literature, Inc. ("Audio Literature") whereby the Company purchased certain assets of Audio Literature including all of its inventory, production masters, prepaid expenses, sales and customer data, interests in various contracts, the "Audio Literature" corporate name and certain other intangible and intellectual properties. The purchase price of such assets amounted to $1,550,000 and is comprised of 1) $200,000 in cash paid June 1, 1999, 2) $300,000 in cash subject to certain adjustments and payable June 1, 2000, and 3) 300,000 shares of Common Stock ("Closing Shares") issued June 3, 1999 and valued by the Company and Audio Literature for purposes of the transaction at $3.50 per share. If the Company's common stock does not reach $3.50 per share on at least one day during the period from June 1, 1999 through December 31, 2000, the Company will be required to issue additional shares of common stock to Audio Literature in a number equal to $3.50 minus the average of the closing prices of the common stock for the ninety consecutive trading days preceding and including December 31, 2000 ("Reissue Price") divided by the Reissue Price and multiplied by the number of Closing Shares still held by Audio Literature on December 31, 2000. In no event will the Reissue Price be less than $0.50 per share.

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

NOTE 7 - CAPITAL ACTIVITIES

COMMON STOCK

During the nine months ended September 30, 1999, the Company issued the following shares of Common Stock:

        Number of Shares        Consideration
        ----------------        -------------

             18,089             Preferred stock dividend, $10,000.
            300,000             Acquisition of Audio Literature
            140,280             Shares issued to former principals in connection
                                with conversion of 189 shares of Series E
                                Preferred Stock.
             37,641             Vendors paid in stock $60,000

As of September 30, 1999, the Company issued 3,768,448 shares of common stock in exchange for $4,545,000 through several private placements.

During the nine months ended September 30, 1999 the Company issued 135 shares of Series E Preferred Stock pursuant to the Termination Agreement.

STOCK OPTIONS AND WARRANTS

On January 6, 1998 and July 21, 1999, the Board approved the issuance of 601,500 and 1,265,000 options under the Plan to employees, officers and directors, such options being issued in July 1998 and September 1999, respectively.

Options outstanding under the Plan at September 30, 1999 were as follows:

                                                Weighted
                                                 Average
           Number of          Exercise          Exercise
             Shares            Price              Price
             ------            -----              -----
           1,989,000        $.88 - $6.00          $1.33

At September 30, 1999, options to acquire 1,461,497 shares of Common Stock under the Plan were exercisable.

Warrants outstanding at September 30, 1999 were as follows:

             Number of                                  Weighted
         Equivalent Common                              Average
              Shares            Exercise Price        Exercise Price
              ------            --------------        --------------

             4,628,926          $2.00 - $12.00          $5.07

At September 30, 1999 all warrants to acquire shares of Common Stock were exercisable.

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

Revenues for the quarter ended September 30, 1999 were $3,979,000 compared with $3,707,000 for the same period in 1998. Net loss for the quarter was $2,148,000 compared to net income of $505,000 for the same period in 1998.

Revenues for the nine months ended September 30, 1999 were $6,883,000 compared with $14,020,000 for the same period last year. The Company incurred a net loss of $5,906,000 for the nine months compared to a net loss of $1,757,000 in 1998.

The increase in revenues for the quarter ended September 30, 1999 was primarily attributable to an individual transaction for the sale of 526,000 units of audio book inventory for $278,000 in cash and $731,000 of barter credits to be applied towards the future purchase of media advertising. Such higher publishing revenue was partially offset by a reduction in television revenues due to the timing of the delivery of television motion pictures and series production. The increase in loss from operations for the quarter was primarily caused by an increase in selling, general and administrative expenses. The increase in these expenses was mainly attributed to increased staff costs, operating expenses related to the acquisition of American Audio Literature in the second quarter of 1999 and marketing and development cost associated with the Company's launch of its AudioUniverse.com website in June of this year.

The decrease in revenues for the nine months ended September 30, 1999 was principally a result of reduced television revenues due to the timing of the delivery of television motion pictures and series production and a reduced level of audio books release in the current nine month period. During the nine months ended September 30, 1998, the Company had recognized in excess of $6.9 million of revenue from the network and video sale of the television motion picture "FutureSport". The decrease in revenue for the nine months was offset in part by the sale of 526,000 units of audio book inventory, as described above. The increase in loss from operations is primarily attributable to the reduction in television revenues and the increase in selling, general and administrative expenses in the quarter ended September 30, 1999, as described above.

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

In September 1999, principal photography was completed on "Quadroon Ball," a movie for the Lifetime cable channel, starring Vanessa L. Williams and in October, 1999, videotaping was completed on the initial 65 episode order of "Random Acts of Comedy," a daily half-hour program for the Fox Family Channel, starring David Alan Grier.

RESULTS OF OPERATIONS

The following table sets forth divisional revenues and operating expenses as a percentage of total revenues:

                                          Quarter Ended September 30,            Nine Months Ended September 30,
                                          ---------------------------            -------------------------------
                                                1999          1998                     1999             1998
                                                ----          ----                     ----             ----
REVENUES
   Publishing                                     75%           52%                         80%           39%
   Television and film                            25            48                          20            61
                                           ----------    ----------                  ----------    ----------
   Total                                         100%          100%                        100%          100%
                                           ----------    ----------                  ----------    ----------
OPERATING EXPENSES
   Publishing                                     48%           29%                         51%           26%
   Television and film                            24            43                          20            46
   Selling, general & administrative              76            52                         114            49
                                           ----------    ----------                  ----------    ----------
   Total                                         148%          124%                        185%          121%
                                           ----------    ----------                  ----------    ----------

QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1998
-----------------------------------------------------------------------------

Publishing
----------

REVENUES. Net publishing revenues for the quarter ended September 30, 1999 increased $995,000 to $2,910,000 compared with $1,915,000 for the quarter ended September 30, 1998 with the increase being attributable to a sale of 526,000 units of audio book inventory, at cost, for $278,000 in cash and $731,000 of barter credits to be used towards the future purchase of media advertising. Leading audio book publications during the current quarter included The Phantom of Manhattan by Frederick Forsyth, Mother of Pearl by Melinda Haynes and Family Honor by Robert B. Parker.

COST OF SALES. Cost of sales for the quarter ended September 30, 1999 increased $835,000 to $1,922,000 from $1,089,000 for the quarter ended September 30, 1998. The increase is primarily due to an individual transaction for the sale of 526,000 units of audio book inventory, at cost, as described above, and the related cost of sales of $1,009,000. This increase was partially offset by lower production and manufacturing costs and a change in the fourth quarter of 1998 in the estimate of percentages used to amortize capitalized production costs. As a result, cost of sales as a percentage of net publishing revenues was 69% in the quarter ended September 30, 1999 compared to the 57% for the quarter September 30, 1998.

Film and Television
-------------------

REVENUES. Film and television revenues for the quarter ended September 30, 1999 decreased $723,000 to $1,069,000 from $1,792,000 for the quarter ended September 30, 1998. The revenue in the third quarter of 1999 was mostly from the initial delivery of episodes of the comedy series "Random Acts of Comedy" while the revenue in the same quarter last year was mainly from the home video sale of "FutureSport".

COST OF SALES. Film and television amortization for the quarter ended September 30, 1999 decreased $658,000 to $943,000 from $1,601,000 for the quarter ended September 30, 1998. The decrease was attributable to the decline in film and television revenues mentioned previously. Cost of sales as a percentage of net film and television revenues was 88% and 89% for the quarters ended September 30, 1999 and 1998, respectively.

General
-------

GROSS PROFIT. The Company experienced a gross profit of $1,114,000 for the quarter ended September 30, 1999 compared to $1,017,000 for the quarter ended September 30, 1998, resulting from the matters previously discussed regarding publishing and film revenues and cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). SG&A includes costs associated with selling, marketing and promoting the Company's products, as well as general corporate expenses including salaries, occupancy costs, professional fees, travel and entertainment. SG&A increased $1,083,000 to $3,009,000 for the quarter ended September 30, 1999 from $1,926,000 for the quarter ended September 30, 1998. This increase was due to increased staff costs, operating expenses related to the acquisition of American Audio Literature in the second quarter of 1999 and marketing and development cost associated with the Company's launch of its AudioUniverse.com website in June of this year.

NET INTEREST EXPENSE. Net interest expense for the quarter ended September 30, 1999 was $252,000 compared with $318,000 for the quarter ended September 30, 1998. The decrease in net interest expense is primarily the result of decreased utilization of the Chase Loan facility, partially offset by amortization of deferred guarantee costs.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------
1998
----

Publishing
----------

REVENUES. Net publishing revenues for the nine months ended September 30, 1999 decreased $7,000 to $5,423,000 compared with $5,430,000 for the quarter ended September 30, 1998 with the decrease being primarily due to a lower volume of titles published. This decrease is partially offset by the sale of 526,000 units of audio book inventory, at cost, for $278,000 in cash and $931,000 of barter credits to be used towards the future purchase of media advertising. Leading audio book publications during the current quarter included The Warren Buffet Portfolio by Robert G. Hagstrom, Hush Money by Burt Reynolds and Mother of Pearl by Melinda Haynes.

COST OF SALES. Cost of sales for the nine months ended September 30, 1999 decreased $116,000 to $3,477,000 from $3,593,000 for the nine months ended September 30, 1998. The decrease is primarily due to a decrease in the number of audio books published, lower production and manufacturing costs and a change in the fourth quarter of 1998 in the estimate of percentages used to amortize capitalized production costs. This decrease is partially offset by an individual transaction for the sale of 526,000 units of audio book inventory, at cost, as described above, and the related cost of sales of $1,009,000. As a result, cost of sales as a percentage of net publishing revenues was 66% for the nine months ended September 30, 1999 and 1998.

Film and Television
-------------------

REVENUES. Film and television revenues for the nine months ended September 30, 1999 decreased $7,130,000 to $1,460,000 from $8,590,000 for the nine months ended September 30, 1998. The decrease was primarily due to the absence in the first nine months of 1999 of revenue comparable to revenue received from the production and video sale of "FutureSport" in 1998.

COST OF SALES. Film and television amortization for the nine months ended September 30, 1999 decreased $5,086,000 to $1,369,000 from $6,455,000 for the nine months ended September 30, 1998. The decrease was attributable to the decline in film and television revenues mentioned previously. Cost of sales as a percentage of net film and television revenues increased to 93% from 75% for the nine months ended September 30 1998 partially as a result of a film inventory valuation adjustment.

General
-------

GROSS PROFIT. The Company experienced a gross profit of $2,037,000 for the nine months ended September 30, 1999 compared to $3,972,000 for the same period in 1998, resulting from the matters previously discussed regarding publishing and film revenues and cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE. SG&A includes costs associated with selling, marketing and promoting the Company's products, as well as general corporate expenses including salaries, occupancy costs, professional fees, travel and entertainment. SG&A increased to $7,881,000 for the nine months ended September 30, 1999 from $6,841,000 for the nine months ended September 30, 1998. This increase occurred almost entirely in the third quarter of 1999 as described above in the discussion of the three months ended September 30, 1999.

NET INTEREST EXPENSE. Net interest expense for the period ended September 30, 1999 was $653,000 compared with $620,000 for the nine months ended September 30, 1998. The increase in net interest expense is primarily the result of amortization of deferred guarantee costs, offset in part by lower utilization of the Chase Loan facility.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

On November 12, 1997, the Company entered into an agreement with Chase Bank providing the Company with an $8,000,000 loan facility for working capital purposes ("Chase Loan"). This facility was increased in July 1998 to $10,000,000. The Chase Loan is secured by substantially all of the Company's assets. The Chase Loan terminates on November 4, 2000. The Chase Loan establishes a "Borrowing Base" comprising: (1) 35% of an independent valuation of the Company's audio library, (2) 85% of the Company's eligible receivables and (3) 30% of the Company's finished goods audio and book inventory. Prior to August 16,1999, the Chase Loan provided that at any time, the Company could borrow or have letters of credit issued up to the Borrowing Base. In addition, the Company could borrow or have letters of credit issued for a further $4,000,000 (provided the aggregate amount borrowed did not exceed $10,000,000) with the consent and guarantee of the principals of MEI. On August 16, 1999, the Chase Loan was amended and restated and currently provides that the Company may borrow or have letters of credit issued for up to $2,000,000 over the amount of the Borrowing Base (provided the aggregate amount borrowed does not exceed $10,000,000) without the consent or approval of MEI. The Chase Loan provides for interest at the bank prime rate plus 2% per annum or the bank's LIBOR rate plus 3% per annum, at the option of the Company. In addition, unused commitment fees are payable at 1/2% per annum. The Chase Loan contains various covenants to which the Company must adhere including limitations on additional indebtedness, investments, acquisitions, capital expenditures and sale of assets, restrictions on the payment of dividends and distributions to shareholders, and various financial compliance tests.

The Company was not in compliance with certain of the financial compliance tests at December 31, 1998, March 31, 1999 and June 30, 1999 and requested waivers from Chase Bank. As of August 16, 1999, the Company received such waivers and the Company and Chase Bank entered into amendments and waivers to the Chase Loan. As a result of such amendments and waivers, the Company was in compliance with the aforementioned financial compliance tests. On January 28, 1999, the Company and Chase Bank were notified by one of the principals of MEI that there would be no approvals for guarantees of further extensions of credit under the Chase Loan. In connection with entering into certain amendments and waivers to the Chase Loan, the Company reached agreement with MEI for an extension and modification of the guarantee agreement to provide for a revised guarantee of $2,000,000.

At September 30, 1999, the Company had borrowed $8,300,000 against the total facility of $10,000,000. In addition, Chase Bank had provided a letter of credit for $287,000 in respect of certain litigation.

The Company has experienced significant negative cash flows from operations, including $10,659,000 for the year ended December 31, 1998 and $4,841,000 for the nine months ended September 30, 1999 - see "Financial Statements of the Company - Consolidated Statements of Cash Flows". Such negative cash flows have resulted from, among other things, losses from operations, use of working capital for expansion of audio and printed book publishing, Internet website development, development of television programming and the acquisition of theatrical motion picture product. The Company plans to significantly increase the level of activity in both its audio book and television production operations. In addition, the Company has plans to expand its development, production and distribution activities, including the expansion of its publishing and television operations (although there is no assurance that the Company will expand or that such expansion will be profitable). Such expansion may include future acquisitions of library product or other assets complementary to its current operations or acquisitions of rights involving significantly greater outlays of capital than required in the business conducted to date by the Company. In the event that additional working capital is not obtained or not obtained in sufficient amounts, the Company's operations may be significantly curtailed.

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

In the second quarter ended June 30, 1999, the Company issued 3,768,448 shares of common stock in exchange for $4,545,000 through several private placements.

As of November 5, 1999 the Company's unused sources of funds was approximately $849,000 and consisted of availability under the Chase Loan facility and cash. In order to maintain its operations over the next twelve months, it will be necessary for the Company obtain additional capital. There is no assurance that the Company will be successful in obtaining such additional capital, and if additional capital is obtained, that it may not be obtained on favorable terms.

On September 23, 1999, The Nasdaq-Amex Market Group ("Nasdaq") informed the Company that the Company's common stock failed to maintain a minimum bid price greater than or equal to $1.00 over the last thirty consecutive trading days, as required under Marketplace Rule 4310(c)(4).

The Company will be provided ninety (90) calendar days, or until December 23, 1999, to regain compliance with the minimum bid price requirement of Rule 4310(c)(4). If at any time before December 23, 1999, the bid price of the Company's shares is equal to or greater than $1.00 for a minimum of ten consecutive trading days, the staff of Nasdaq will determine if compliance with the requirement has been achieved. If the Company is unable to demonstrate compliance with the requirement on or before December 23, 1999, the Company's securities will be delisted from The Nasdaq SmallCap Market at the opening of business on December 28, 1999.

If the Company's common stock is delisted, it would likely be more difficult to buy or sell the Company's common stock or obtain timely and accurate quotations to buy or sell. In addition, the delisting could result in a decline in the trading market for the Company's common stock which could potentially depress the Company's stock price, among other consequences.

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

The Company has contracted with various companies to provide distribution services for its publishing operations. These distribution services include computer systems needed for distribution of the Company's publishing operations together with information systems pertaining thereto. If there are year 2000 problems, the Company could experience significant deterioration of operating efficiency. The distribution companies have represented to the Company that such systems are year 2000 compliant.

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

The Company does not believe that year 2000 problems that may be experienced by its customers, suppliers and vendors (other than the Company's audiobook distribution companies) would result in a significant deterioration of operating efficiency. The Company has completed its evaluation of the year 2000 issue in November 1999, but no assurance can be given that the Company will avoid deterioration of operating efficiency or programming costs because of year 2000 problems.

The Company estimates the incremental costs associated with addressing and fixing potential year 2000 problems was no more than $25,000.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The discussion in this Item 1 should be read in conjunction with the Company's Annual Report on Form 10-KSB and 10-KSB/A for the year ended December 31, 1998 and the Company's Quarterly Reports on Form 10-QSB for the quarters ended March 31, and June 30, 1999, which contain descriptions of pending legal proceedings to which the Company is a party.

On August 30, 1999, the plaintiffs in the action entitled Palisades Pictures, LLC, Nothing To Lose Productions Inc., CUB Films, Mark Severini, Eric Bross and Jeff Dowd v. Dove International, Inc., Dove Audio, Inc. and NewStar Media, Inc. (Los Angeles Superior Court (BC194069)) dismissed the action without prejudice for the purpose of settlement discussions, and the defendants entered into a tabling agreement so that the plaintiffs could refile the action if the matter is not settled.

In addition to the above claims and the claims identified in the Company's Annual Report on Form 10-KSB and 10-KSB/A for the year ended December 31, 1998 and the Company's Quarterly Reports on Form 10-QSB for the quarters ended March 31 and June 30, 1999, the Company is a party to various other routine legal proceedings and claims incidental to its business.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

As previously reported in the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999, on July 6, 1999 the Company issued 37,641 shares of common stock of the Company to Steinberg, Nutter & Brent in satisfaction of amounts owed by the Company to that firm.

On October 21, 1999, the Company issued 46,400 shares of common stock for fees in connection with the placement of securities by the Company.

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

(A) Exhibits:

       27       Financial Data Schedule

(B) Reports on Form 8-K:

    A report on Form 8-K (dated September 23, 1999) was filed on October 1, 1999 reporting under Item 5 the following information:

    On September 23, 1999, The Nasdaq-Amex Market Group ("Nasdaq") informed the Company that the Company's common stock failed to maintain a minimum bid price greater than or equal to $1.00 over the last thirty consecutive trading days, as required under Marketplace Rule 4310(c)(4).

    The Company will be provided ninety (90) calendar days, or until December 23, 1999, to regain compliance with the minimum bid price requirement of Rule 4310(c)(4). If at any time before December 23, 1999, the bid price of the Company's shares is equal to or greater than $1.00 for a minimum of ten consecutive trading days, the staff of Nasdaq will determine if compliance with the requirement has been achieved. If the Company is unable to demonstrate compliance with the requirement on or before December 23, 1999, the Company's securities will be delisted from The Nasdaq SmallCap Market at the opening of business on December 28, 1999.

    If the Company's common stock is delisted, it would likely be more difficult to buy or sell the Company's common stock or obtain timely and accurate quotations to buy or sell. In addition, the delisting could result in a decline in the trading market for the Company's common stock which could potentially depress the Company's stock price, among other consequences.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 18, 1999                NEWSTAR MEDIA INC.

                                       By   /S/ Terrence A. Elkes
                                            ----------------------------------
                                            Terrence A. Elkes
                                            Chairman and Chief Executive Officer


Date: November 18, 1999                By   /S/ John T. Brady
                                            ------------------------------------
                                            John T. Brady
                                            Chief Financial Officer

                               NEWSTAR MEDIA INC.
                                INDEX TO EXHIBITS


     Exhibit
     Number
  ------------

       27        Financial Data Schedule