Form 10KSB
period 1999-12-31
NEWSTAR MEDIA INC
filed 2000-04-14
CIK 930436

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(MARK ONE)

[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934
       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                         COMMISSION FILE NUMBER 0-24984

                               NEWSTAR MEDIA INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

               CALIFORNIA                                 95-4015834
------------------------------------------     ---------------------------------
     (State or Other Jurisdiction of                   (I.R.S. Employer
     Incorporation or Organization)                   Identification No.)

         8955 BEVERLY BOULEVARD
         LOS ANGELES, CALIFORNIA                            90048
------------------------------------------     ---------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      The issuer's revenues for the fiscal year ending December 31, 1999 were $11,087,000.

      As of April 10, 2000, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was approximately $3,805,000 based upon the closing sales price of the issuer's common stock on such date.

    Transitional Small Business Disclosure format: Yes    No X
                                                      ---   ---

    Shares of Common Stock outstanding as of April 10, 2000:  21,612,058

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the issuer's definitive proxy statement for its 2000 annual meeting of shareholders to be filed pursuant to Regulation 14A not later than 120 days after the end of the issuer's fiscal year are incorporated by reference in Part III, Items 9, 10, 11 and 12 of this Form 10-KSB.
================================================================================

                                     PART I

ITEM I.    BUSINESS

GENERAL

NewStar Media Inc. (together with its subsidiaries, "NewStar" or the "Company") commenced business in 1985 as one of the pioneers of the audio book industry and has become one of the leading independent publishers (i.e., unaffiliated with any single book publishing company) of audio books in the United States. The Company changed its name from Dove Entertainment, Inc. to NewStar Media Inc. in May 1998.

Through NewStar Publishing and Internet Services, our audio book publishing division, we have produced and distributed under the Dove Audio imprint an average of approximately 100 to 120 audio titles annually since our inception and have built a library of over 1,000 audio titles currently offered for sale. We have also published printed books through our NewStar Press division. Through Dove Four Point, Inc. and NewStar Television Inc. (collectively "NewStar Television"), wholly owned subsidiaries of the Company, we are engaged in the production and development of television programming. In 1995, we formed a wholly-owned subsidiary, Dove International, Inc., now known as NewStar Worldwide Inc. ("NewStar Worldwide"), which is engaged in the distribution of feature films and television programming.

Our audio books generally consist of audio recordings of abridged and unabridged works from well-known authors such as Sidney Sheldon, Amy Tan, Jack Higgins and Harlan Ellison and are read by the author, trained readers or celebrity readers such as Linda Hamilton, Patrick Macnee, Theodore Bikel, Artie Johnson and Gregory Peck. Between 1998 and 1999, the Company received eight Grammy nominations and was awarded a Grammy in 1998 in the spoken-word album for children category for "Children's Shakespeare" and in 1996 in the spoken-word comedy category for Al Franken's "Rush Limbaugh is a Big Fat Idiot and Other Observations." Our audio books range from best-selling fiction and non-fiction to movie tie-in audios, self-help, humor and foreign language product. Our most successful audio books by sales to date have been "The Bridges of Madison County" read by its author Robert James Waller, "A Brief History of Time" read by Michael Jackson and "The Bible - The New Testament" read by Gregory Peck. We generally produce our own masters for our audio book products, the majority of which are recorded at our own recording studios located at the Company's principal offices. In June of 1999, we expanded the business through the acquisition of the assets of American Audio Literature, Inc. a privately held audio book company with a backlist of approximately 300 titles most of which are in the spiritual/inspirational genre with "Conversations With God" being their best selling title.

The printed book operations commenced in 1994. We published approximately 35 titles in 1996. In that year we embarked on a major printed book publishing program with a scheduled 75 print titles for 1997. However, following disappointing results from the 1996 and early 1997 list, we substantially curtailed the printed book program. We published approximately fifteen titles in 1998, four titles in 1999 and are not currently developing any books for publication in 2000. Our current backlist includes more than fifty titles.

Prior to our acquisition of Four Point Entertainment, Inc., ("Four Point Entertainment") we had from time to time produced television and theatrical films. In April 1996, we expanded our presence in television programming through the acquisition of Four Point Entertainment, now NewStar Television. NewStar Television develops and produces both episodic series and long-form television programming, including pilots, series, telefilms, mini-series, talkshows and gameshows for the major network, cable and syndicated markets. In addition, NewStar Television owns and operates post-production and edit facilities for its own and third-party programming. Since its inception over ten years ago as Four Point Entertainment, NewStar Television has produced over 27 television shows (accounting for over 1,480 episodes of national television programming), including "American Gladiators" and "Amazing America." Recent productions include "The Courage To Love" starring Vanessa Williams, Gil Bellows, Diahann Carroll and Stacy Keach, "Random Acts of Comedy" a 65 episode series that aired on the Fox Family Channel, "Futuresport" staring Wesley Snipes, Dean Cain and Vanessa Williams, which aired on ABC in October 1998 and the syndicated series "Make Me Laugh", which aired on Comedy Central in 1998.

In July 1995, we acquired through NewStar Worldwide, certain rights with respect to 48 films in the Skouras Pictures, Inc. library (plus certain other films). In July 1996, we embarked on a program to acquire independent films and videos for distribution in the United States and Canada on an all rights basis 4 (including theatrical, home video and all forms of television and a video output arrangement), but following review in 1997, we discontinued the theatrical production and video distribution operations and have limited the film and television distribution operations to our film and television library, film and television libraries which may be acquired for the purpose of distribution, and television programs provided by NewStar Television. In 1999, NewStar Worldwide acquired two films for international distribution; "It Had To Be You" starring Natasha Henstridge and Michael Vartan and "Last Call" with Elizabeth Berkley and Peter Coyote. Also in 1999, NewStar Worldwide acquired the distribution rights to two reality programs currently in production entitled "World's Craziest Parties" and "Extreme Sports Gone Wrong". None of these acquisitions required us to advance significant funds.

FORWARD LOOKING STATEMENTS

Certain statements in this report, including those utilizing the phrases "will", "expects", "intends", "estimates", "contemplates", and similar phrases, are "forward-looking" statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended), including statements regarding, among other items, (i) our growth strategy, (ii) our intention to acquire or develop additional audio book, printed book and television product, (iii) our intention to enter or broaden distribution markets, (iv) our internet strategy and (v) our ability to successfully implement our business strategy. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or be discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: net operating losses; uncertainty as to future operating results; growth and acquisition risks; risks relating to the entertainment industry; dependence on a limited number of projects; need for additional financing; potential for liability claims; dependence on certain outlets for publishing product; competition and legal proceedings and claims. Other factors which may materially affect actual results include, among others, the following: general economic and business conditions, industry capacity, changes in political, social and economic conditions and various other factors beyond our control. We do not undertake and specifically decline any obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. See the relevant discussions elsewhere herein, in the Company's registration statement on Form S-3 (Registration No. 333-82553), in the Company's 8-K (dated February 3, 2000) filed on March 9, 2000, in the Company's filing under Rule 424b, filed on March 10, 2000, in the Company's 8K (dated March 13, 2000) filed on March 16, 2000, and in our periodic reports and other documents filed with the Securities and Exchange Commission for further discussions of these and other risks and uncertainties applicable to the Company and its business.

STRATEGY

Our principal business strategies are to: (i) expand our library of audio books by acquiring and/or producing new titles licensed from established authors and classic literature in the public domain, and through the acquisition of other companies which may complement or expand our existing businesses, (ii) build our audio book business by appealing via direct mail and Internet marketing to the mass audience of people engaged in activities that permit the simultaneous enjoyment of audio books which occupy their eyes but not their minds (such as auto commuters and joggers) in addition to aiming at the traditional audience of book buyers which has been the primary target of the audio industry to date,
(iii) increase distribution of our audio book library through direct marketing and premium sales, (iv) maintain an internet presence to sell audio books through our new website AudioUniverse.com, (v) continue to diversify our operations through the production of television programming (concentrating on movies for broadcast/cable/pay television and reality programming for network, cable and syndication), and (vi) continue our feature film and television programming distribution operations.

Historically, we have focused our audio book development efforts on assembling a group of best-selling authors as source material for our audio books. We seek to establish and expand our library of audio book titles by establishing long-term relationships directly with book authors. We believe that these types of arrangements are attractive to authors because we will be able to obtain wider distribution of the authors' works than is usually possible. We plan to continue to expand our audio book library by licensing new titles from book authors, by publishing in audio 5 format classic literature in the public domain, through strategic acquisitions of audio libraries currently owned by others, and through strategic relationships. We believe that our strategy of diversity in development for television programming has allowed NewStar Television to take advantage of sales opportunities in emerging markets, while continuing to service mainstream distribution channels in network and syndication. NewStar Television plans to expand on its expertise from previous projects and to continue to utilize its existence as a vertically integrated production company.

The Company from time to time has considered the acquisition of businesses complementary to our current operations. Along with our acquisition of Four Point Entertainment and the assets of American Audio Literature, Inc. we have from time to time entered into discussions or submitted bids to acquire other companies or assets in related entertainment fields.

Our business is dependent on our ability to acquire rights to exploit new audio, book and television properties that will have broad market appeal. To the extent we are unable to effectively identify, acquire and exploit products and concepts that will achieve commercial success, or if we are unable to identify, acquire and exploit rights to the works of new popular authors and to obtain the services of popular readers, our operating results will be adversely affected. Furthermore, if we are unable to renew contracts with current authors or enter into contracts with new authors, in either case on acceptable terms, or if there are shifts in consumer tastes or in the popularity of our current or new authors, our operating results also may be adversely affected. Ultimately, our future success in our television and other operations will depend on our ability to exploit successfully existing opportunities and to establish new sources of product. There is no assurance that we will be able to maintain or expand our sources of audio, book, television and other product.

We are currently experiencing a severe shortage of working capital and accordingly are in discussions with a number of potential sources to provide additional working capital whether through the issuance of additional equity or debt securities, additional bank financing or otherwise. In the event that additional funding is not obtained in the near future, we will not be able to continue operations.

The Company's operations are comprised of two segments, publishing and filmed entertainment. The management reviews the operations of these segments in evaluating performance and making decisions as to the allocation of resources.

PUBLISHING SEGMENT

 The publishing segment is comprised of audio book and printed books

AUDIO BOOKS

Industry Overview
-----------------

"Audio books" consist of single- or multi-voice audio recordings of literary or other works read by one or more persons. The market is generally accepted to have started in the early 1950s, but it is really only in the past 15 years that the industry has developed into the broad-based and widely available sector of the publishing industry seen today. Industry statistics published by the Audio Publishers Association in 1997 valued the market at $2.0 billion annually. However, this includes audiotapes sold as part of educational or infomercial packages. We believe that book-based recordings account for estimated annual sales of about $500 million. The first audio book producers developed the market based mainly on sales of self-help and literary titles that were sold primarily through direct mail, but as the market evolved, the majority of sales were made through traditional bookstores. Subsequently, the importance of direct marketing has grown again, and audio books are increasingly being sold through book clubs such as Audio Book Club. Today, audio books can also be found in limited distribution in discount stores, record stores, video stores, truck stops, and gas stations, and on the Internet. Retail outlets selling exclusively audio books expanded rapidly in the mid-1990s but this growth has now slowed considerably. Audio books compete for the consumer's attention, time, and discretionary dollars against an ever-increasing array of entertainment, communication, and publishing products. Markets continue to fracture into niches, while sales channels consolidate into fewer national accounts. In addition, technology is constantly adding new challenges and opportunities. From the internet, to digital recording, editing, mastering and duplicating, and to new delivery systems like CDs and DVDs, internet download and transfer, and changes in playback equipment fitted in autos, the audio book industry is facing an unparalleled period of change and potential expansion.

Although audio books have been available to the public for more than ten years, the consumer market for audio books remains a niche market. Even given consistent annual increases in the consumer base for audio books, the ultimate growth of the industry is unclear. We believe that successful audio book publishing is achieved by similar strategies and capacities as those required for successful print book publishing. We have not operated profitably in this line of business in the last three years and there is no assurance that we will be able to operate profitably in this line of business in the future.

Audio Book Operations
---------------------

We believe we are one of the leading independent (i.e. not affiliated with any major book publishing company) publishers of abridged and unabridged books on audio with over 1,000 titles in our audio book library currently offered for sale. We have released over 150 new audio book titles in 1999 and plan to release approximately 100 new titles 6 in 2000. We are engaged in the simultaneous sale of abridged, unabridged and foreign language translation versions of our audio books and our audio products represent virtually all categories of books. Although historically we have published audio books primarily on cassette tape, we have also published new and existing titles in CD format on a selective basis.

In June 1999, we acquired the assets of American Audio Literature, Inc., an audio book company with approximately 300 titles in its audio book library.

In the first quarter of 2000, we transferred approximately 250 audio titles from our library in settlement of certain litigation and a $900,000 contractual obligation. We do not expect the absence of these titles to have any significant impact on our future operations.

We typically acquire titles for publication by entering into exclusive agreements with book authors pursuant to which we obtain the rights to record audio versions of current works and seek to obtain an option or right of first refusal or negotiation as to one or more future works. Authors are typically compensated by advances against royalties. We typically seek to acquire audio publishing rights for specific titles or groups of titles on a worldwide basis, including foreign language rights.

We use talented professional readers and occasionally celebrities for our recordings. Books are also frequently read by the authors themselves. We believe that, by virtue of our Los Angeles base, we have an advantage in gaining access to highly capable and/or recognizable celebrity reading talent. We seek to maintain ongoing relationships with popular readers who are typically compensated on a flat-fee basis, though occasionally readers may also be compensated on a royalty basis.

We currently utilize several manufacturing sources for tape duplication and packaging and so are not dependent on any one manufacturer as our sole source of physical product. We believe we would have access to alternate sources at competitive prices and quality in the event that we were to lose the services of any single manufacturer.

We are looking to acquire both abridged and unabridged rights, and to publish lead titles in both formats and are also looking to strengthen our frontlist program both in the traditional Dove Audio and newly acquired Audio Literature lines. The Audio Literature acquisition provides substantial penetration into the self-help, spiritual, and inspirational genre.

Production, Sales, Marketing and Distribution
---------------------------------------------

We typically produce our own masters for our audio book products, a majority of which are recorded at the recording studios located at the Company's Los Angeles offices. Virtually all recordings are produced under the supervision of our in house staff. Once a master is produced, we contract with one of several duplication contractors who then duplicate and assemble the audio books for distribution.

We design our own product packaging to help enhance the marketability of our audio books. We also seek to acquire and use original book art, when available. We also design alternative packaging using multi-packs, box sets and gift box designs to present our products more effectively by making the products easier to display and increasing consumer awareness of audio books as a gift option.

Our audio books are sold by booksellers, book clubs, audio book-only retailers, catalog retailers and other merchandisers. We currently sell to all major book retailers and distributors, including, Ingram Book Company, Barnes & Noble/B. Dalton and Borders/Waldenbooks as well as to the emerging internet market such as through Amazon.com and our own website AudioUniverse.com. While we do not believe there is any significant risk of losing any of these bookstore chains as outlets for our product, the level of our sales of audio books through these and other outlets significantly depends on the amount of product ordered by them and shelf space allocated to such products as to which there is no assurance. We also sell to rack jobbers and are represented in all major wholesale clubs, including Sam's, Costco and BJ's Wholesale Clubs. Sales to retail and other outlets have been effected through a combination of our own sales force and third party distributors and wholesalers.

We established our audio book sales operation in 1989 and have historically independently sold audio books primarily to booksellers. During 1999, we maintained an internal sales and marketing force of eight people. We also utilized a network of independent sales representatives throughout the country and distributed the Audio Literature line through the third party distributor Publishers Group West Inc.

In November 1997, we entered into an agreement with Mercedes Distribution Center ("Mercedes") under which Mercedes performs storage and distribution services on our behalf. The agreement has a term of five years and7 provides for Mercedes to receive, store, pack and ship our products, and process returned shipments. Further, Mercedes provides a computer inventory control and invoicing system. Under the agreement, we have been responsible for all order solicitation, order entry, invoicing and customer service, as well as marketing, promotion, publicity, and advertising. In June of 1999, we entered into an exclusive agreement with Publishers Group West Inc. ("PGW") to sell and distribute our Audio Literature line. PGW provides all storage, selling, shipping, invoicing and collection functions with regard to the Audio Literature imprint.

In October 1998, we entered into a distribution agreement with HarperCollins Canada Limited pursuant to which HarperCollins Canada sells and distributes all of our audio books in Canada. The agreement continues in effect until terminated upon six months written notice, but neither party may terminate prior to August 31, 2001.

During 1999, we experimented with low priced ($7.99 and $4.99) audio book lines in mass-market retail venues. Individual titles were abridged versions of currently active full-priced titles. Two staff sales people and several independent brokers were hired to place these lines in supermarket and drug store chains and other mass-market retailers. Several multi-store placements resulted in mostly disappointing sell-through rates and very high returns. In March 2000 we discontinued the entire program and have accepted an offer to sell off most of the low-priced line inventory at cost. The sales staff has been reduced accordingly.

In June of 1999, we launched our website AudioUniverse.com to market and sell both our own line of audio books as well as other publishers' audio books. To date, this website has had limited activity and there is no assurance as to the future success of this effort.

In accordance with industry practice, substantially all of our sales of audio and printed book products are and will continue to be subject to potential returns by distributors and retailers if not resold to the public. Historically, we have experienced significant returns and there is no assurance that we will not experience returns of our audio and printed book products in excess of our historical returns, which in certain cases have been substantial. Although we make allowances and reserves for returned products, significant increases in return rates could materially and adversely impact our results of operations or financial condition. In addition, from time to time we make price concessions or allowances or grant credits to distributors or retailers in order to minimize returns, and such concessions and allowances may adversely affect the Company's operating results. Certain of the our revenues are derived from sales at discount prices of excess inventory of audio and printed books, including returned audio book product, effected through warehouse, outlet and other stores. Such sales produce net revenues for us on a per-unit basis that typically have not exceeded our per-unit costs on a fully-costed basis. The availability of such remainder product at discount prices also may have the collateral effect of reducing sales of audio books at full price, and thereby could adversely affect our operating results.

We advertise our products in various trade publications. We also occasionally advertise our products through various print and broadcast media.

PRINTED BOOK PUBLISHING

In 1997, we experienced extremely heavy returns from our book-publishing program, partly as a result of the industry-wide inventory adjustments and partly as a result of the high-risk nature of much of our publishing program. Since then, we have continued to reevaluate, and have substantially curtailed our book program. In 1999, we published "Meditations on Relationships" by Mary Sheldon and Christopher Stone, "The Libido Breakthrough: A Doctor's Guide to Restoring Sexual Vigor and Peak Health" by Stuart W. Fine and Brenda D. Adderly, a trade paper reprint of "On Communicating" by Mark McCormack and, under the Hallmark Entertainment Books imprint, "Alice In Wonderland." We are not presently developing any books for publication in 2000. Our current backlist includes over fifty titles.

FILMED ENTERTAINMENT SEGMENT

The filmed entertainment segment is comprised of production and distribution activities.

PRODUCTION

Prior to April 1996, we had from time to time developed and produced long form programming made for television and theatrical films. In April 1996, we expanded our presence in television programming through the acquisition of Four Point Entertainment, Inc., now NewStar Television. NewStar Television develops and produces various forms of television programming, including pilots, series, telefilms, mini-series, talk shows and game shows for network, cable and syndicated markets. Our strategy is to develop and produce reality programming for network, cable and syndication and long form television programming substantially financed by third parties through pre-sale contracts 8 with United States television networks, foreign distributors and other sources. Although we enter into such arrangements, there is no assurance that our funding of such productions will not be at risk, including the possibility that third party financing will not ultimately be paid when required and that we may have to fund any short fall, which funding may not be available.

NewStar Television's current projects in development include amongst others, "The New American Gladiators" a planned reality series to be produced under a joint venture with Tribune Entertainment and MGM, "Stealing Sinatra" a two-hour telefilm about the 1963 kidnapping of Frank Sinatra, Jr. for Showtime and "Keep Talking," an original game show. We are also developing "The Bulger Brothers" for Fox Studios. This is the story of two brothers who took opposite paths in life. Billy Bulger became President of the Massachusetts senate while Whitney Bulger made it to the FBI's Ten Most Wanted List. We also have other television programming in development but there is no assurance that any programming in development or scheduled for production will be completed, or if completed, that the delivery terms will not be modified or that any such programming will be financially successful.

Our television operations are dependent on a limited number of television projects. There is no assurance we will have any television projects or any significant revenues from television projects in any given quarterly or annual period.

DISTRIBUTION

In conjunction with the formation of our distribution subsidiary, NewStar Worldwide, we completed the purchase of certain rights to 48 films from the library of Skouras Pictures, Inc. Motion pictures acquired from Skouras Pictures, Inc., now in our film library, include films with stars such as F. Murray Abraham, Dyan Cannon, C. Thomas Howell, Peter Gallagher, Jason Alexander, John Savage, Kris Kristofferson, Sam Neill, Martin Sheen, Talisa Soto, George Takei and Bridget Fonda. The library includes films such as "A Boy Called Hate," "Hostage" and "Watch It." In 1999, we acquired two films through NewStar Worldwide for international distribution; "It Had To Be You" starring Natasha Henstridge and Michael Vartan and "Last Call" with Elizabeth Berkley and Peter Coyote. Also in 1999, NewStar Worldwide acquired the distribution rights to two reality programs currently in production entitled "World's Craziest Parties" and "Extreme Sports Gone Wrong."

COMPETITION

Competition is intense within the publishing, television and motion picture industries and between each of these industries and other entertainment media. Many major publishing houses now have audio book operations, and we anticipate increased competition in the future and many of our competitors have substantially greater financial, personnel, technological, marketing and other resources than us. The cost of obtaining audio publishing rights from popular authors is escalating and, in certain cases, obtaining such rights is or may become difficult for independent publishers like us. We expect this trend to continue. As a result of this trend, it may become more difficult to acquire rights to "blockbuster" works by authors with past successes. The capitalization and financial resources of major publishing houses enable such entities to expend considerably greater amounts to obtain the rights to such works than we are able to expend given our resources. Such ability may preclude us and other audio book publishers from having the opportunity to publish in audio format the works of such authors. In addition, increased competition within the audio book industry could result in greater price competition in the sale of audio books. Reductions in prices of audio books, as a result of competition or otherwise, could adversely affect our margins. There is no assurance that we will be able to compete successfully with major publishing houses and other competitors in the future.

Competition in the television and motion picture industry is extremely intense. We compete with the major motion picture studios, numerous independent producers of television programming and feature films and the major United States networks for the services of actors, other creative and technical personnel and creative material. We seek to 9 build assets by retaining ownership of the television programs that we produce. The trend in the television industry is for networks and other distributors of our television programming to no longer license the programming but to obtain ownership. In addition, license fees from those distributors that are still willing to license programs are decreasing. A significant effect of these trends is to force independent television production companies, such as NewStar Television, to seek co-production arrangements in Canada and Europe (with the effect of reducing foreign sales needed to offset the lower license fees) or create alternative strategies for financing production costs.

Many of the entities against which we compete have substantially greater financial, distribution, technical and creative resources than us. There is no assurance that we will be able to successfully compete in the various businesses in which we operate.

EMPLOYEES

At April 10, 2000, we employed 35 people. On occasion, we employ temporary workers on a short-term basis to meet particular clerical and other needs. We believe employee relations are satisfactory.

In accordance with industry practice, we meet a substantial part of our personnel needs by retaining temporary employees, directors, actors, producers, editors, readers, technicians and other specialized personnel on a per production, weekly or per-diem basis.

NATURE OF ACCOUNTING PRINCIPLES APPLICABLE TO THE PUBLISHING AND FILMED ENTERTAINMENT SEGMENTS

We recognize revenues from the sale of audio and printed books, including the licensing of audio and printed book rights to third parties, net of estimated returns and allowances, upon shipment of the product or upon availability of the rights pursuant to our licensing arrangements. To allow for returns, we establish a reserve against revenues from audio and printed book sales, the magnitude of which is based on our estimate of returns. Our future reported revenues would be negatively impacted if our actual return experience exceeds our established reserves. There is no assurance that our actual return experience will not exceed our reserves.

Audio and printed book inventory is valued at the lower of cost or market using estimated average cost, determined using the first-in, first-out method. If our reserves for excess inventory are not adequate at any time, we will be required, under generally accepted accounting principles, to write down audio and printed book inventory, which will increase cost of sales. Any such write-downs would have an adverse impact on our operating results. Excess inventory may arise as a result of, among other things, customer returns. The extent of any write-downs will depend on, among other things, the quantity of actual returns received and the level of production and sales activity and the state and volatility of the remainder market. We establish reserves against such write-downs based on past experience with similar products. There is no assurance that our reserve for excess inventory at any time will be adequate and that additional write-downs will not be necessary.

Film costs, which include development, production and acquisition costs of television programming and feature films, are capitalized and amortized, and participations and residuals are accrued, in accordance with the individual film forecast method in the proportion that current quarter's revenue bears to the estimated total revenues from all sources. These costs are stated at the lower of unamortized costs or estimated realizable value on an individual film basis. Management periodically reviews revenue forecasts for films, and our results of operations may be adversely affected as a result of a write-down of carrying value of particular films in the event management's estimate of ultimate revenues is materially decreased. There is no assurance that we will not incur write-downs in the future in respect of our film and television operations; any such write-downs would have an adverse impact on operating results.

NEED FOR ADDITIONAL FINANCING / RISK FACTORS.

We have incurred substantial losses and may be unable to achieve profitability or continue operations in the future. Additionally, we have experienced significant negative cash flows from operations, including $7,018,000, $10,659,000 and $8,691,000 for the years ended December 31, 1999, 1998 and 1997, respectively. In November 1997, we entered into an agreement with The Chase Manhattan Bank "Chase Bank" providing us with an $8,000,000 loan facility ("Chase Loan") for working capital purposes, which was increased to $10,000,000 in May 1998, and we had borrowed $9,083,000 against the facility as of December 31, 1999. The Chase Loan runs for three years until November 4, 2000. We 10 were not in compliance with certain of the financial compliance tests at December 31, 1998, March 31, 1999 and June 30, 1999 and had requested waivers from Chase Bank. As of August 16, 1999, we had received such waivers and entered into amendments and waivers to the loan facility with Chase Bank. As a result of such amendments and waivers, we were in compliance with the aforementioned financial compliance tests. On January 28, 1999, Chase Bank and the Company were notified by one of the guarantors that there would be no approvals for guarantees of further extensions of credit under the Chase Loan. In connection with the drafting of certain amendments and waivers to the Chase Loan, we reached agreement with the guarantor for an extension and modification of the guarantee agreement to provide for a revised guarantee of $2,000,000. We were not in compliance with certain of the financial compliance tests at December 31, 1999 and have requested waivers from Chase Bank. As of April 11, 2000 we had not received such waivers and there is no assurance that we will receive them in the future.

We are currently experiencing a severe shortage of working capital and accordingly are in discussions with a number of potential sources to provide additional working capital whether through the issuance of additional equity or debt securities, additional bank financing or otherwise. In the event that additional funding is not obtained in the near future, we will not be able to continue operations.

To the extent we obtain financing through sales of equity securities, any such issuance of equity securities would result in dilution to the interests of our shareholders. Additionally, to the extent that we incur indebtedness or issue debt securities in connection with any acquisition or otherwise, we will be subject to risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. If we receive funding through a sale of assets, those assets will no longer be available to the Company and its shareholders. Any proceeds from a sale of assets would be used to pay down the Chase Loan. There is no assurance that we would be able to reborrow such funds.

>From time to time, we must fund our filmed entertainment activities and publishing activities in advance of receipt of revenues.

Our television production activities can affect our capital needs in that the revenues from the initial licensing of television programming may be less than the associated production costs. Our ability to cover the production costs of particular television programming is dependent upon the availability, timing and amount of fees obtained from distributors and other third parties, including revenues from foreign or ancillary markets where available. In any event, from time to time we are required to fund at least a portion of its production costs, pending receipt of revenues, out of working capital. Although our strategy generally is not to commence principal photography without first obtaining commitments that cover all or substantially all of the budgeted production costs, from time to time we may commence principal photography without having obtained commitments equal to or in excess of such costs. In these circumstances, we will be required to fund at least a portion of production and distribution costs, pending receipt of anticipated future revenues, from working capital, from additional debt or equity financings from outside sources or from other financing arrangements, including bank financing. There are however, no assurances that such financing may be obtained or obtained on acceptable terms. If we were unable to obtain financing, we may be required to reduce or curtail certain operations.

In order to obtain rights to certain properties for our publishing and television operations, we may be required to make advance cash payments to sources of such properties, including book authors and publishers. While we generally attempt to minimize the magnitude of such payments and to obtain advance commitments to offset such payments, we are not always able to do so and there is no assurance that we will be able to do so in the future.

DELISTING FROM THE NASDAQ SMALLCAP MARKET

Effective March 14, 2000, the common stock of the Company was delisted from the Nasdaq SmallCap Market ("Nasdaq"), and is listed on the OTC - Bulletin Board, trading under the symbol "NWST."

Nasdaq informed us on April 19, 1999 that Nasdaq had determined that we were not in compliance with the net tangible assets/market capitalization/net income requirements pursuant to NASD Market Place Rule 4310(c)(2). Also on that date, Nasdaq sent separate correspondence to us in which Nasdaq noted that we had received a "going concern" opinion from our independent auditor, and expressed concern that, in light thereof, we may not be able to sustain compliance with Nasdaq's continued listing requirements. Nasdaq requested information from us by May 5, 1999 about our proposal for achieving compliance with Market Place Rule 4310(c)(2) 11 and a timeline for resolution of the items that led to the "going concern" opinion. On May 5, 1999, we submitted our response to Nasdaq. Nasdaq did not take any further action after May 5, 1999 with respect to its April 19, 1999 notification.

Nasdaq informed us on September 23, 1999 that our common stock failed to maintain a minimum bid price greater than or equal to $1.00 over the last thirty consecutive trading days, as required under Market Place Rule 4310(c)(4). We were provided ninety calendar days, or until December 23, 1999, to regain compliance with the minimum bid price requirement of Rule 4310(c)(4). If at any time before December 23, 1999, the bid price of the Company's shares was equal to or greater than $1.00 for a minimum of ten consecutive trading days the staff of Nasdaq would determine if compliance with the requirement had been achieved. We were unable to demonstrate compliance with the requirement on or before December 23, 1999, but requested a hearing before the Nasdaq panel. Pending the hearing the delisting was stayed.

Subsequently, we received another notification from Nasdaq that we were not in compliance with the net tangible assets/market capitalization/net income requirements pursuant to NASD Market Place Rule 4310(c)(2).

We appeared at a hearing on February 3, 2000 before a Nasdaq Listing Qualifications Panel. Subsequent to the hearing, we had further conversations with Nasdaq, and were requested to provide additional information requested by the panel.

On March 13, 2000, we received the Nasdaq panel's decision not to grant us a further extension to seek to comply with the requirements of NASD Market Place Rule 4310(c)(4) and 4310(c)(2) and to delist the Company's securities from the Nasdaq Stock Market effective with the opening of business on March 14, 2000.

As a result of the delisting, it will likely be more difficult to buy or sell the Company's common stock or to obtain timely and accurate quotations to buy or sell. In addition, the delisting could result in a decline in the trading market for our common stock that could depress our stock price, among other consequences.

CHANGE IN PUBLISHING MANAGEMENT

In the first quarter of 2000, we appointed John Hunt as President and Chief Executive Officer of NewStar Publishing and Internet Services. Lisa Hunt was named Executive Vice President of Marketing and Operations. The Hunts have been involved with us since June 1999, when we acquired Audio Literature, a company founded by the Hunts in 1987.

The former NewStar Publishing CEO resigned to pursue other interests.

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and special reports, proxy statements and other information with The Securities and Exchange Commission ("SEC"). You may read and copy any document we file at the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. You may also obtain SEC filings from the SEC's website at http://www.sec.gov.

PROPRIETARY RIGHTS

Copyrights in the Company's audio book recordings and the underlying works from which such recordings are derived are separate and distinct rights. We generally obtain a license to use (as opposed to a proprietary copyright interest in) the works underlying our audio books from the owner of the copyright. Such licenses may in certain cases be subject to restrictions, such as limiting distribution to particular markets, duration of term, method of sale and use of recordings. We copyright substantially all of the audio works we produce. In those instances in which we acquire pre-recorded audio product (rather than the underlying work), our rights are limited to the terms of our agreement with respect to such product.

ITEM 2.  PROPERTIES

During 1996 we purchased an office building and the underlying land (collectively, the "Property") in Los Angeles, California for $2,500,000. We moved our corporate headquarters to the new site in April 1996. In connection with the acquisition of the Property, we made improvements to the Property of approximately $220,000. In 1997, we made additional improvements of approximately $121,000 to relocate our video postproduction and audio recording facilities to the Property. The federal tax basis of the Property (including the Company's equipment) was $2,650,000. In September 1998, the Company sold the Property for approximately $4,166,000. In connection with the sale of the Property, we entered into a one-year lease with the purchaser of the Property, having monthly payments of approximately $35,000 and expiring in August 1999. We looked for space adequate for our needs but were not successful in finding such space on appropriate terms. As a result, we entered into an amended and restated lease for a major portion of space we had previously occupied. This amendment is for a term of two years from September 1, 1999. Either party has the right after August 31, 2000 to cancel the lease upon six months written notice. The amended lease provides for monthly payments of $29,000 for the first year of the term and $29,870 thereafter.

ITEM 3. LEGAL PROCEEDINGS

PENDING LEGAL PROCEEDINGS

We have been involved in numerous litigation and arbitration matters. These matters cost us substantial amounts in legal fees and divert the attention of management and employees from productive activities. In addition, if the outcome of litigation or arbitration proceedings is decided against us, we may incur significant monetary liability.

Below is a brief explanation of significant litigation and arbitration proceedings. In addition to these proceedings, we are a party to various other legal proceedings and claims incidental to our business.

In August 1993, a trial court confirmed an arbitration award in favor of the Company against Steven Stern and Sharmhill Productions in the approximate amount of $4.5 million relating to the film "Morning Glory" which was subsequently affirmed on appeal ("Stern Judgment"). In a related matter, we sought to restore certain alleged fraudulent conveyances that Mr. Stern had made. In August 1995, Mr. Stern filed for bankruptcy protection. The Chapter 7 Trustee is pursuing the fraudulent conveyance action on behalf of the bankruptcy estate and the Company is pursuing its own adversary proceeding against Mr. Stern and others in the bankruptcy case. There is no assurance that the Company will ultimately prevail, or as to if, when or in what amount we will be able to recover the amount of the original judgment.

In February 1993, Mr. Stern filed a complaint against the Company entitled Steven A. Stern and Steven A. Stern as assignee of the claims of Sharmhill Productions (B.C.), Inc., a bankrupt company v. Dove Audio, Inc. et al. (British Columbia Supreme Court, Vancouver Registry No. C930935) (the "Canadian Stern Action") claiming that he had been fraudulently induced to enter into the agreement underlying the arbitration award and seeking as damages in excess of the amount of the Stern Judgment. We believe that we have good and meritorious defenses to the Canadian Stern Action. Nevertheless, we may not prevail in the action.

In March 1996, the Company was served with a complaint in an action entitled Alexandra D. Datig v. Dove Audio, et al. (Los Angeles Superior Court Case No. BC145501) (the "Datig Action"). The Datig Action was brought by a contributor to, and relates to, the book "You'll Never Make Love In This Town Again." The Datig complaint sought in excess of a million dollars in monetary damages. In October 1996, we obtained a judgment of dismissal of the entire Datig Action, which judgment also awarded us our attorney fees and costs in defending the matter. Ms. Datig appealed the judgment. On July 15, 1999, the Court of Appeal of the State of California Second Appellate District Division 3 issued its opinion on plaintiff's appeal from judgment in the matter, which opinion was modified on August 13, 1999. The appeals court reversed the judgment and remanded the proceeding to the trial court. On March 30, 2000, the trial court struck plaintiff's complaint in its entirety with leave to amend. While we believe that we have good and meritorious defenses to the claims in the action at the trial court level, there can be no assurance that we will prevail in the action.

LEGAL PROCEEDINGS SETTLED, DISMISSED OR ON APPEAL

In June 1997, we were served with a complaint in an action entitled Michael Bass
v. Penguin USA Inc., et al. (New York Superior Court Case No. 97-111143). The complaint alleged among other things that the book "You'll Never Make Love In This Town Again" defamed Mr. Bass and violated his rights of publicity under New York statutes. The complaint sought damages of $70,000,000 for defamation and $20,000,000 for violation of the New York right of publicity statutes and an injunction taking the book out of circulation and prohibiting the use of Mr. Bass' name. The action in New York was discontinued in 1997 after Mr. Bass filed a similar action in the State of California entitled Michael Bass v. Penguin USA et. al. (California Superior Court Case No. SC049191) seeking essentially the same damages. The action in California was dismissed with prejudice on July 6, 1998.

In August 1997, Michael Viner and Deborah Raffin, former principals, commenced an arbitration against us seeking specific performance of, and alleging breach of, a termination agreement to which they and we are a party, and claimed damages in excess of $165,000 and additional reimbursements allegedly due for other items. We filed our own claims against the former principals. On July 17, 1998, the arbitrator ruled in our favor on some issues and in favor of the former principals on other issues, resulting in a net recovery by the former principals of approximately $30,000. The arbitrator also confirmed an earlier ruling that a provision of the termination agreement prohibiting the former principals from competing with us in the audio book business for a period of four years from June 10, 1997 is valid and enforceable, and enjoined and restrained the former principals from engaging in the audio book business during that period. On December 30, 1998, the Los Angeles Superior Court entered judgment confirming the arbitrator's award and subsequently awarded us approximately $30,000 in costs and attorney's fees. On February 25, 1999 the former principals appealed the court's judgement. On March 23, 2000, the Court of Appeal of the State of California Second Appellate District Division 3 affirmed the judgment. Effective March 31, 2000, we settled this proceeding as part of the Overall Viner Settlement.

On September 28, 1998, the former principals, commenced an arbitration against us, alleging breach of, and seeking specific performance of the termination agreement. In December 1998, the former principals asserted that they were entitled to rescission of the termination agreement for material failure of consideration, or, in the alternative, unspecified damages against us. In a decision dated March 31, 1999, the arbitrator determined that the former principals may not rescind the termination agreement on the grounds presented to the arbitrator. The arbitrator issued a subsequent decision dated November 19, 1999, which he thereafter corrected and amended and purported to later clarify, in which he determined that a portion of the termination agreement prohibiting the former principals from hiring, soliciting, encouraging the departure of, or engaging or seeking to employ authors under contract to us or included in our catalogs is void and unenforceable. The arbitrator also determined that the former principals had the discretion to elect to receive payments under the termination agreement in cash, rather than preferred stock. The former principals have sought to have the Los Angeles Superior Court confirm the clarified, corrected and amended award. Effective March 31, 2000, we settled this proceeding as part of the Overall Viner Settlement.

On June 1, 1999, a complaint entitled Michael Viner and Deborah Raffin v. NewStar Media Inc. (BC 211240) was filed in Los Angeles Superior Court. The former principals alleged violation of the Lanham Act, statutory and common law unfair competition and common law unfair competition and false advertising with respect to executive producer credits on the covers of various audio books and with respect to credits for two television motion pictures.The complaint sought damages in an amount according to proof, punitive damages, and preliminary and permanent injunctive relief. On August 4, 1999, we removed the action to the United States District Court for the Central District of California Western Division (Case No. 99-07970 CBM (SHx)). Effective March 31, 2000, we settled this proceeding as part of the Overall Viner Settlement.

On March 1, 2000, a complaint entitled Michael Viner and Deborah Raffin v. NewStar Media Inc. (BC 225685) was filed in Los Angeles Superior Court. The plaintiffs alleged that they were entitled to indemnity for the arbitration proceedings that MEI commenced against the former principals in the second quarter of 1999. Effective March 31, 2000, we settled this proceeding as part of the Overall Viner Settlement.

Effective March 31, 2000, we entered into a settlement with the former principals (the "Overall Viner Settlement") ending all of the outstanding litigation and resolving various matters relating to the termination agreement. The Overall Viner Settlement provides for dismissals with prejudice of all pending arbitration and litigation proceedings with the former principals and terminates any obligation to pay the former principals the remaining $900,000 accrued under the termination agreement. In exchange, we transferred to the former principals (to the extent permissible) our interests in various books, audio books, and videos, and elements thereof, that were not producing a material portion of our revenues, including the Dove Kids books and audio books and most of our classic audio books, while retaining the rights to use our abridgements of the classics titles for future audio books. The Overall Viner Settlement also permits the former principals to engage in the audio book business approximately fourteen months earlier than provided by the termination agreement.

In December of 1997, we were served with a complaint in an action entitled Gerald J. Leider v. Dove Entertainment, Inc., f.k.a. Dove Audio, Inc. (Los Angeles Superior Court Case No. BC 183056). Mr. Leider is a former Chairman of the Board and consultant to our company and sought damages of approximately $287,000 for breach of contract and $60,000 for unpaid consulting fees. Mr. Leider also sought a declaration that we must comply with certain purported stock option agreements and for an order for inspection and copying of certain of our records and an award of expenses related thereto. On April 21, 1998, Mr. Leider obtained a writ of attachment for approximately $287,000 in respect of his claims, for which we substituted an undertaking for the amount of the attachment. On July 6, 1999, a first amended complaint in the action entitled Mattken Corp. and Gerald J. Leider v. NewStar Media Inc. was filed in the Los

Angeles County Superior Court (BC 191736). The plaintiffs alleged breach of contract arising out of a purported agreement between Mr. Leider and us in connection with executive producer services on the motion picture "Morning Glory", and a purported sales agency agreement between Mattken Corp. and us. Plaintiffs were seeking damages in excess of $350,000. We have settled these actions. The amount to be paid by the Company is less than the amount of the attachment and is payable over time

On July 10, 1998, an action entitled Palisades Pictures LLC, Nothing to Lose Productions Inc., CUB Films, Mark Severini, Eric Bross and Jeff Dowd v. Dove International, Inc., Dove Audio, Inc. and NewStar Media, Inc. was filed in Los Angeles Superior Court (BC 194069). Plaintiffs alleged breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty, interference with prospective economic advantage and promissory estoppel, arising out of an alleged distribution agreement pursuant to which Dove International, Inc. was to have distributed the motion picture "Nothing to Lose." Plaintiffs were seeking damages in excess of $1,000,000, plus punitive and exemplary damages. On August 30, 1999, the plaintiffs dismissed the action without prejudice for the purpose of settlement discussions, and we entered into a tolling agreement so that the plaintiffs could refile the action if the matter is not settled. We cannot assure you that we will be able to settle the matter, or if the matter is not settled, that we will prevail in the action.15

In 1998, the class action cases, Alan Fields v. Dove Entertainment, Inc., et al. (Los Angeles Superior Court No. BC174659), Global Asset Allocation Consultants, L.L.C. v. Dove Entertainment, Inc., et al. (United States District Court for the Central District of California Civil Action No. 97-6253-WDK) and George, et al.
v. Dove Entertainment, Inc. et al. (United States District Court for the Central District of California Civil Action No. 97-7482-R) were settled between the parties (the "Class Action Settlement"). Subsequently, the Class Action Settlement was approved by both the federal and state courts. The state court approval became final and non-appealable in the fourth quarter of 1998 and the federal court approval became final and non-appealable in the first quarter of 1999.

In February 1999, we were served with a complaint in an action entitled Norton Herrick v. NewStar Media Inc., Michael Viner and Deborah Raffin Viner (Los Angeles Superior Court Case No. SC055421). The action was brought by one of the shareholders who opted out of the class action lawsuits. The complaint alleged fraud, negligent misrepresentation, violation of sections 25400 and 25401 of the California Corporations Code and breach of fiduciary duty, and sought recovery of in excess of $1,000,000 plus exemplary and punitive damages. We have settled this action which was covered by insurance.

In March 1999, we entered into a settlement agreement with the plaintiff in connection with the action entitled Robert H. Tourtelot v. Dove Audio, Inc. etc. et al. (Los Angeles Superior Court Case No. SC040739). Pursuant to the settlement agreement, we made payments over time to Mr. Tourtelot totaling $60,000.

In addition to the above claims, we are party to various other routine legal proceedings and claims incidental to its business.

There can be no assurances that the ultimate outcome of these matters will be resolved in our favor. In addition, even if the ultimate outcome is resolved in our favor, involvement in any litigation or claims could entail considerable cost and the diversion of the attention of management, either of which could have a material adverse effect on our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In the fourth quarter of 1999, we solicited proxies from our shareholders for voting to take place on several proposals at a meeting to be held on December 8, 1999. However on December 2, 1999, we gave notice that the meeting would be adjourned until January 18, 2000. The results of the shareholder voting at this meeting will be disclosed in our 1st quarter 10QSB.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Up until March 13, 2000, the Company's Common Stock was traded on the Nasdaq SmallCap Market under the symbol NWST and after that date on the Over The Counter Bulletin Board under the same symbol. See discussion in Item 1 of Part I under the caption "Delisting From The Nasdaq SmallCap Market". The following table sets forth, for the periods indicated, the range of low and high closing sale prices as reported by the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") and by the Over The Counter Bulletin Board for the periods after March 13, 2000. As of March 31, 2000, there were 84 holders of record of common stock of the Company and approximately 1330 beneficial owners of common stock of the Company.

                                                              Low         High
                                                              ---         ----
      Year Ended December 31, 1998:
         First quarter (through March 31, 1998)              $1.250      $2.750
         Second quarter (through June 30, 1998)              $1.125      $2.500
         Third quarter (through September 30, 1998)          $0.625      $2.500
         Fourth quarter (through December 31, 1998)          $0.500      $2.000

      Year Ended December 31, 1999:
         First quarter (through March 31, 1999)              $0.750      $1.375
         Second quarter (through June 30, 1999)              $0.938      $2.344
         Third quarter (through September 30, 1999)          $0.500      $1.625
         Fourth quarter (through December 31, 1999)          $0.219      $0.969

      Year Ending December 31, 2000
         First quarter (through March 31, 2000)              $0.375      $1.250
         Second quarter (through April 10, 2000)             $0.500      $0.350

As previously reported, on April 21, 1999, we amended the Articles of Incorporation to increase our authorized common stock from 20,000,000 shares to 50,000,000 shares.

Also as previously reported in the Company's public filings with the Securities and Exchange Commission, during the period January 1, 1999 to September 30, 1999, we issued the following shares of our common stock to the persons indicated: (i) 18,089 shares of common stock to Media Equities International, LLC ("MEI") for payment of preferred stock dividends in the amount of $10,200;
(ii) 135 shares of our Series E Preferred Stock were released from escrow in lieu of payments to the former principals of the Company and 140,280 shares of common stock were issued upon conversion of 189 shares of Series E Preferred Stock; (iii) 30,000 shares of common stock to Ronald Lightstone pursuant to a Stock Purchase Agreement dated as of April 1, 1999 for $19,125; (iv) 416,667 shares of common stock to the Gorman Limited Partnership ("GLP") pursuant to a Stock Purchase Agreement Dated as of May 4, 1999 for $500,000; (v) 416,667 shares of common stock to the Elkes Limited Partnership ("ELP") pursuant to a Stock Purchase Agreement dated as of May 4, 1999 for $500,000; (vi) a total of 1,271,781 shares of common stock to GLP pursuant to a Stock Purchase Agreement dated as of April 1, 1999 for $1,587,417; (vii) a total of 1,300,000 shares of common stock to ELP pursuant to a Stock Purchase Agreement dated as of April 1, 1999 for $1,593,733; (viii) 250,000 shares of common stock to Peter Engel Pursuant to a Stock Purchase Agreement dated as of May 4, 1999 for $300,000;
(ix) 83,833 shares of common stock in a private placement for $100,000; (x) 37,641 shares of common stock to Steinberg, Nutter & Brent in satisfaction of amounts we owed to that firm; (xi) 300,000 shares of common stock issued in connection with the acquisition of the assets of American Audio Literature (issued in reliance on Regulation D under the Securities Act of 1933) and (xii) 46,400 shares of common stock for fees in connection with the placement of our securities.

The managing general partner of ELP is Terrence Elkes, the Chairman of the Board of Directors and Chief Executive Officer of the Company. The managing general partner of GLP is Kenneth Gorman, Vice-Chairman of the Board of Directors of the Company. Mr. Lightstone is a member of the Board of Directors of the Company. Peter Engel was Chief Executive Officer of NewStar Publishing.

Except as noted, all of the shares issued were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

DIVIDENDS
We have not declared or paid any cash dividends on our Common Stock and do not intend to declare any cash dividends in the foreseeable future. Our credit facility prohibits the declaration or payment of any cash dividends.

ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONSThe discussion and analysis below should be read in conjunction with the Financial Statements of the Company and the Notes to the Financial Statements included elsewhere in this report.

OVERVIEW

NewStar commenced business in 1985 as one of the pioneers of the audio book industry and has become one of the leading independent publishers (i.e., unaffiliated with any major book publishing company) of audio books in the United States. We produce and distribute approximately 100 to 120 new titles annually and have built a library of approximately 1,000 titles currently offered for sale. Through NewStar Television, we engage in the production and development of television programming. Other of our activities include a limited printed book publishing program and the distribution of feature films and television programming. These activities are carried out through two segments, publishing and filmed entertainment.

1999 proved to be a difficult year for the Company. Although we raised approximately $4.5 million in capital through a private placement of our common stock, we lacked sufficient capital to complete the execution of the business strategies that we put into effect earlier in the year in our audio book publishing program and in the launch of our Internet site, AudioUniverse.com. Television programming production also fell short of our expectations with many projects in development failing to proceed into production and delivery in 1999.

We expanded our audio book publishing program in 1999 with an increased emphasis on acquiring audio rights to titles which will have longer life in our catalog and from well-known and best-selling authors. In 1999, we produced more than 150 audio book titles, including such key releases as "The Phantom of Manhattan" by Frederick Forsyth, "Family Honor" and "Hush Money" by Robert B. Parker, "Mother of Pearl" by Melinda Haynes, "Cuba" by Stephen Coonts, and "Warren Buffet Portfolio" by Robert G. Hagstrom. Additionally, we received three audio book industry Audie awards in 1999.

Our 1999 strategies were developed and implemented to expand the audio book business by appealing to the large audience of people engaged in activities that permit the simultaneous enjoyment of audio books (such as auto commuters and joggers), rather than aiming primarily at the far smaller audience of printed book buyers which has been the primary target of the audio industry to date. In doing so, we marketed three product ranges, namely the current line retailing between $15.00 and $30.00, sold primarily to bookstores; and two new lines - a two-cassette line retailing at $7.99, and a one-cassette line retailing at $4.99
- both sold in mass merchandisers, supermarket and drug store chains, convenience stores, gas stations, military exchanges, etc. Secondly, we pursued an Internet strategy to position our website, AudioUniverse.com, as the premier website for audio books. The development of the AudioUniverse.com website, which was launched in June 1999, included: providing a full line of audio books with audio sound samples; offering discounts on goods and services related to the audio books purchased; and arranging banners, links, and the ability to purchase audio related goods and services through strategic alliances with other companies. Finally, we embarked upon a plan to pursue possible acquisitions of several audio book and book 18 companies to expand our current audio book library, build a book publishing business, and provide additional channels of distribution for current and backlist product and as a result of this plan, we acquired the assets of American Audio Literature, Inc. which included a 300 title library of audio book rights. In 1998, Audio Literature's gross sales amounted to approximately $1.6 million. The purchase price of $1,550,000 for this acquisition consisted of $200,000 in cash paid June 1, 1999; $300,000 in cash payable June 1, 2000; and the balance in common stock of the Company. See
Note 14 of Notes To Consolidated Financial Statements.

We have reduced the number of new audio books planned for release in 2000 to approximately 100. Included among these new titles are "On Secret Service" by John Jakes, "Burnt Sienna" by David Morell, "Lying Stones of Marrakech" by Stephen Jay Gould, "Seagulls in My Soup" by Tristan Jones, and "What Color Is Your Parachute 2000" by Richard N. Bulles.

The demand for audio books is seasonal, with the majority of shipments taking place in the third and fourth quarters of the year. We believe that demand for audio books will remain seasonal, and this may adversely affect results of operations for the first and second quarters. Because a significant portion of our expenses are relatively fixed, below-expectation sales in any quarter could adversely affect operating results for that quarter.

In accordance with the industry practice, substantially all of our sales of audio and printed book products are and will continue to be subject to potential return by distributors and retailers. Although we estimate allowances for returned products, significant increases in actual return rates above these estimates could materially and adversely impact our results of operations or financial condition.

In 1999, we produced "The Courage To Love" a two-hour television motion picture and delivered it to the Lifetime Television in January 2000. This movie aired on January 24th and was one of the highest rated cable movies ever broadcast. Additionally, we produced and delivered 65 half-hour episodes of "Random Acts Of Comedy" starring David Alan Greer to The Fox Family Channel. We are currently providing all production services for 130 half-hours of "National Enquirer" for MGM. This well-rated syndicated series has been renewed for the 2000/2001 broadcast season for an additional 195 half-hours. NewStar Television's current projects in development include "The Bulger Brothers", a television motion picture for Fox Television Studios, "Stealing Sinatra", a two-hour telefilm about the 1963 kidnapping of Frank Sinatra, Jr., and "The New American Gladiators" a planned one-hour reality series to be produced as a joint venture with MGM and Tribune Entertainment.

From time to time, we may have several television projects in development and we generally seek to limit our financial risk in the production of television motion pictures and mini-series by pre-sales and licensing to third parties. The production of television programming has been sporadic over the last several years and significant variances in operating results from year-to-year and quarter-to-quarter can be expected for television programming revenues.

We have historically experienced significant negative cash flows from operations, including $7,018,000, $10,659,000 and $8,691,000 for the years ended December 31, 1999, 1998 and 1997, respectively. These negative cash flows have resulted from, among other things, use of working capital for expansion of audio and printed book publishing, development and production of television programming and an increased pay down of commitments, legal fees and settlements. To meet operating cash flow requirements in 1999, we raised approximately $4.5 million in a private equity placement which took place in May and June.

We are currently experiencing a severe shortage of working capital and accordingly are in discussions with a number of potential sources to provide additional working capital whether through the issuance of additional equity or debt securities, additional bank financing or otherwise. In the event that additional funding is not obtained in the near future, we will not be able to continue operations.

RESULTS OF OPERATIONS

The following table sets forth (i) publishing and television and film revenues and (ii) publishing, television and film, and selling, general and administrative expenses as a percentage of total revenues for the periods indicated:
                                                   YEARS ENDED DECEMBER 31,
                                              ---------------------------------
                                              1999           1998          1997
                                              ----           ----          ----
        REVENUES
          Publishing                            67 %          44 %         41 %
          Television and Film                   33            56           59
                                               ----          ----         ----
               Total                           100 %         100 %        100 %
                                               ====          ====         ====

        OPERATING EXPENSES
          Publishing                            67 %          34 %         55 %
          Television and Film                   30            45           72
          Selling, general & administrative     98            59           59
          Employee separation costs             --            --           10
                                               ----          ----         ----
               Total                           195 %         138 %        196 %
                                               ====          ====         ====

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998
---------------------------------------------------------------------

Publishing
----------

REVENUES. Net publishing revenues for 1999 increased $304,000 to $7,184,000 compared with $6,880,000 for 1998. Of the 1999 net publishing revenues, net audio book revenue was approximately $6,675,000 and printed books net revenue was $509,000. In 1998, net audio book revenue was approximately $6,973,000 and printed books incurred net returns of approximately $93,000. The increase in total net publishing revenues was attributable primarily to the increase in printed book revenues as a result of several releases in 1999. In the third quarter, the Company sold 526,000 units of audio book inventory, which was recorded based upon the estimated fair market value of the inventory, in exchange, for $278,000 in cash and $443,000 allocated to barter credits to be used towards the future purchase of media advertising. The aforementioned barter credits were subsequently fully reserved against as we determined that a change in our business plan eliminated almost all of the previously planned media advertising. Net audio book revenue decreased from year to year as the sales volume from audio books released in 1999 was lower primarily due to our shift in strategy to produce fewer, higher quality titles and increased attention paid to non-traditional markets without a commensurate level of sale activity. Actual returns, as a percentage of gross sales, were 26.8% and 27.5% for the year ended December 31, 1999 and 1998, respectively. Although the Company makes allowances and reserves for returned product that it believes are adequate, significant increases in return rates can materially and adversely impact our financial condition or results of operations.

COST OF SALES. Cost of sales for 1999 increased $1,858,000 to $7,164,000 compared with $5,306,000 for 1998. The increase was mainly attributable to the adjustments in the fourth quarter of $1,221,000 to write down inventory and reserve against barter credits received in a sale of audio book inventory, as previously stated.

Filmed Entertainment
--------------------

REVENUES. Film and television revenues for 1999 decreased $5,305,000 to $3,616,000, compared with $8,920,000 for 1998. 1999 revenues included approximately $2,947,000 relating to "Random Acts of Comedy." Consistent with 1998 and 1997, NewStar Television produced only one made for television motion picture in 1999 (entitled "The Courage to Love"). However, since delivery was not made until January 2000, we were unable to recognize revenue on it in 1999. This was the major reason for the reduction in revenues for 1999.

COST OF SALES. Film and television amortization for 1999 decreased $3,806,000 to $3,271,000, compared with $7,077,000 for 1998. The decline in cost of sales is almost entirely related to the lower revenues stated previously.

General
-------

GROSS PROFIT / (LOSS). We experienced a gross profit of $365,000 for 1999 versus a gross profit of $3,417,000 for 1998, resulting from the matters discussed above regarding publishing and film revenues and cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). SG&A includes costs associated with selling, marketing and promoting the Company's products, as well as general corporate expenses including salaries, occupancy costs, professional fees, travel and entertainment. SG&A increased $1,561,000 to $10,846,000 for 1999 compared to $9,285,000 for 1998. The increase in SG&A was mostly attributable to the implementation of the publishing division's new website AudioUniverse.com as well as expanded selling and marketing costs in connection with new audio book product lines.

GAIN ON SALE OF LAND AND BUILDING. In March of 1999, we sold our interest in a small unprofitable television production studio and realized a gain of $594,000 and in September 1998, we sold our principal office building and land for approximately $4,166,000, resulting in a gain of approximately $1,734,000.

NET INTEREST EXPENSE. Net interest expense for 1999 was $918,000 compared with $798,000 for 1998. The increase in interest expense is primarily the result of increased utilization of the Company's loan facility for working capital purposes and a slight rise in interest rates.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997
---------------------------------------------------------------------

Publishing
----------

REVENUES. Net publishing revenues for 1998 increased $80,000 to $6,880,000 compared with $6,800,000 for 1997. Of the 1998 net publishing revenues, net audio book revenue was approximately $6,973,000 and printed books incurred net returns of approximately $93,000. In 1997, net audio book revenue was approximately $7,400,000 and printed books incurred net returns of approximately $600,000. The increase in net publishing revenues was attributable primarily to a reduction in returns of printed books experienced in 1998 compared to 1997 as a result of the Company's curtailing of the printed book publishing program and the general shake-out in the marketplace in 1997. Net audio book revenue decreased slightly from year to year as the volume of audio books released in 1998 was lower primarily due to our shift in strategy to produce fewer, higher quality titles. However, as a result of the Company's increased emphasis on acquiring higher quality titles, returns as a percentage of revenues decreased and offset the reduction in audio book titles released. Although we make allowances and reserves for returned product that it believes are adequate, significant increases in return rates can materially and adversely impact our financial condition or results of operations.

COST OF SALES. Cost of sales for 1998 decreased $3,858,000 to $5,306,000 compared with $9,164,000 for 1997. The decrease was attributable to 1) lower storage and warehouse costs, 2) a prospective change in the estimate of percentages used to amortize capitalized production costs whereby, starting in October 1998 and over a five-year period, approximately 50% of such costs are amortized over the first year of a title's release, with the remaining 50% amortized over the next four years, compared to previously amortizing such costs over a two-year period, 80% in the first year of release and the balance thereafter, and 3) the absence in 1998 of $2,495,000 of write-downs incurred in 1997. As a result, cost of sales as a percentage of net publishing revenues decreased from 135% in 1997 to 77% for 1998.

Filmed Entertainment
--------------------

REVENUES. Film and television revenues for 1998 decreased $952,000 to $8,920,000, compared with $9,872,000 for 1997. Consistent with 1997, we produced only one made for television motion picture. The reduction in revenue primarily was due to reduced series production by NewStar Television in 1998.

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

General
-------

GROSS PROFIT / (LOSS). We experienced a gross profit of $3,417,000 for 1998 versus a gross loss of $4,471,000 for 1997, resulting from the matters previously discussed regarding publishing and film revenues and cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). SG&A includes costs associated with selling, marketing and promoting our products, as well as general corporate expenses including salaries, occupancy costs, professional fees, travel and entertainment. SG&A decreased $613,000 to $9,285,000 for 1998 compared to $9,898,000 for 1997. The decrease in SG&A was mostly attributable to cost savings implemented by the new management beginning in June 1997, and a reduction in legal costs associated with a number of claims outstanding at or in respect of the period leading up to the change in management in June 1997, and in respect of arbitration associated with the former principals.

GAIN ON SALE OF LAND AND BUILDING. In September 1998, we sold our principal office building and land for approximately $4,166,000, resulting in a gain of approximately $1,734,000.

NET INTEREST EXPENSE. Net interest expense for 1998 was $798,000 compared with $358,000 for 1997. The increase in interest expense is primarily the result of increased utilization of the Chase Loan for working capital purposes and a production loan obtained in connection with the production of a television motion picture.

LIQUIDITY AND CAPITAL RESOURCES

On November 12, 1997, we entered into an agreement with Chase Bank providing us with an $8,000,000 loan facility for working capital purposes ("Chase Loan"). On May 21, 1998, the Chase Loan facility was increased to $10,000,000 with the other terms of the original agreement remaining substantially the same. The Chase Loan is secured by substantially all of our assets and runs for three years until November 4, 2000. The Chase Loan establishes a "Borrowing Base" comprising: (1) 35% of an independent valuation of the audio library, (2) 85% of our eligible receivables and (3) 30% of the finished goods audio and book inventory. At any time, we may borrow up to the Borrowing Base. In addition, the Chase Loan provides that we are permitted to borrow a further $4,000,000 (increased from $2,000,000 upon amendment of the Chase Loan agreement on May 21, 1998) provided the aggregate amount borrowed does not exceed $10,000,000, and with the consent and guarantee of Media Equities International, LLC ("MEI"). The Chase Loan provides for interest at the bank prime rate plus 2% per annum or the bank's LIBOR rate plus 3% per annum, at our option. In addition, unused commitment fees are payable at 1/2% per annum. The Chase Loan contains various covenants to which we must adhere including limitations on additional indebtedness, investments, acquisitions, capital expenditures and sale of assets, restrictions on the payment of dividends and distributions to shareholders, and various financial compliance tests.

We were not in compliance with certain of the financial compliance tests at December 31, 1998, March 31, 1999, and June 30, 1999 and requested waivers from Chase Bank. As of August 16, 1999, we had received such waivers and entered into amendments and waivers to the loan facility with Chase Bank. As a result of such amendments and waivers, we were in compliance with the aforementioned financial compliance tests. On January 28, 1999, Chase Bank and we were notified by one of the guarantors that there would be no approvals for guarantees of further extensions of credit under the Chase Loan. In connection with the drafting of certain amendments and waivers to the Chase Loan, we reached agreement with the guarantor for an extension and modification of the guarantee agreement to provide for a revised guarantee of $2,000,000.

At December 31, 1999, we were not in compliance with certain of the financial tests in the Chase Loan and have requested waivers from Chase Bank. As of April 11, 2000, we had not received such waivers and there is no assurance that we will receive them in the future. Also at December 31, 1999, we had borrowed $9,083,000 against the facility. In addition, Chase Bank has provided a letter of credit for $287,000 in respect of the settlement of certain litigation.

In May and June of 1999, we raised $4,545,000 through private placements.

We have experienced significant negative cash flows from operations, including $7,018,000, $10,659,000 and $8,691,000 for the years ended December 31, 1999,
1998 and 1997, respectively. We believe that our current capital resources are not sufficient to cover our current working capital requirements and accordingly are presently in discussions with a number of potential sources to provide additional working capital whether through the issuance of additional equity or debt securities, additional bank financing or otherwise. There are however no assurances that 22 such financing will be obtained. Also see Note 15 of Notes To Consolidated Financial Statements. In the event that additional working capital is not obtained or not obtained in sufficient amounts, the Company will not be able to continue operations.

Our television production activities can affect our capital needs in that the revenues from the initial licensing of television programming may be less than the associated production costs. Our ability to cover the production costs of particular programming is dependent upon the availability, timing and the amount of fees obtained from distributors and other third parties, including revenues from foreign or ancillary markets where available. In any event, from time to time we are required to fund at least a portion of its production costs, pending receipt of programming revenues, out of its working capital. Although our strategy generally is not to commence principal photography without first obtaining commitments, which cover all, or substantially all of the budgeted production costs, from time to time we may commence principal photography without having obtained commitments equal to or in excess of such costs. In such circumstances, we will be required to fund at least a portion of production and distribution costs, pending receipt of anticipated future revenues, from working capital, from additional debt or equity financings from outside sources or from other financing arrangements, including bank financing. There is no assurance that any such additional financing will be available on acceptable terms. In the event that additional funding is not obtained in the near future, the Company will not be able to continue operations.

In order to obtain rights to certain properties for our publishing and television operations, we may be required to make advance cash payments to sources of such properties, including book authors and publishers. While we generally attempt to minimize the magnitude of such payments and to obtain advance commitments to offset such payments, we are not always able to do so and there is no assurance we will be able to do so in the future.

As of April 10, 2000, our unused sources of funds consisted primarily of approximately $383,000 in cash and $176,000 in unused credit under the Chase Loan. In the event that additional funding is not obtained in the near future, the Company will not be able to continue operations.

RECENT PRONOUNCEMENTS

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), effective for fiscal years beginning after June 15, 2000. The Company anticipates that the adoption of SFAS 133 will not have a material effect on its financial statements.

In October 1998, the FASB released an exposure draft of the proposed statement on "Recission of FASB Statement No. 53, Financial Reporting by Producers and Distributors of Motion Picture Films," ("SFAS 53"). An entity that previously was subject to the requirements of SFAS 53 would follow the guidance in a proposed Statement of Position, "Accounting by Producers and Distributors of Films." This proposed Statement of Position would be effective for financial statements for fiscal years beginning after December 15, 2000 and could have a significant impact on the Company's results of operations and financial position depending on its final outcome.

INFLATION

We do not believe our business and operations have been materially affected by inflation.

YEAR 2000

We did not experience any difficulties in connection with the coming of the year 2000.

ITEM 7. FINANCIAL STATEMENTS

The financial statements, including notes thereto, required by Item 7 are set forth on the pages indicated in Item 3(a)(1).

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There is hereby incorporated by reference the information appearing under the caption "Directors and Executive Officers" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 1999.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

There is hereby incorporated by reference the information appearing under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 1999.

ITEM 10. EXECUTIVE COMPENSATIONThere is hereby incorporated by reference the information appearing under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is hereby incorporated by reference the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 1999.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is hereby incorporated by reference the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 1999.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS PART OF THIS REPORT:

(1) FINANCIAL STATEMENTS Page

Report of KPMG LLP...........................................................F-l

Balance Sheet at December 31, 1999...........................................F-2

Statements of Operations for the Years Ended December 31, 1999 and 1998 .....F-3

Statements of Shareholders' Equity for the Years
   Ended December 31, 1999 and 1998..........................................F-4

Statements of Cash Flows for the Years Ended December 31, 1999 and 1998 .....F-5

Notes to Financial Statements ...............................................F-7

(2) EXHIBITS

   EXHIBIT NO.                           DESCRIPTION
----------------    ------------------------------------------------------------

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

3.8                 Amended and Restated Bylaws of the Company (filed as Exhibit
                    3.8 to the Annual Report on Form 3.8 10-KSB for the fiscal year ended 1997)

3.9 Certificate of Amendment of Articles of Incorporation of the Company filed with the Secretary of State of California on May 4, 1998 (filed as Exhibit 3.9 to the Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1998)

3.10 Certificate of Amendment of Articles of Incorporation of the Company filed with the Secretary of State of California on June 29, 1999

4.1 Specimen Series A Preferred Stock certificate of the Company (filed as Exhibit 4.2 to Amendment No. 2 to the Registration Statement filed with the Commission on November 29, 1994 ("Amendment No. 2"))

4.2 Form of Certificate of Determination of the Series A Preferred Stock of the Company (filed as Exhibit 4.3 to the Registration Statement)

4.3                 Form of Underwriter's Warrant Agreement (filed as Exhibit
                    4.4 to the Registration Statement)

   EXHIBIT NO.                           DESCRIPTION
----------------    ------------------------------------------------------------

4.4                 Form of Warrant Agreement (filed as Exhibit 4.5 to the
                    Registration Statement)

4.5 Form of Subscription Agreement (filed as Exhibit 4.6 to Amendment No. 1 to the Registration Statement ("Amendment No. 1 ") filed with the Commission on November 2, 1994)

4.6 Placement Agency Agreement dated August 1, 1994 between the Company and Joseph Stevens & Company, LP (filed as Exhibit
                    4.7 to Amendment No. 1)

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

4.17 Form of Warrant Agreement dated as of April 1, 1997 (filed as Exhibit 4.18 to the Annual Report on Form 10-KSB for the fiscal year ended 1996)

   EXHIBIT NO.                           DESCRIPTION
----------------    ------------------------------------------------------------

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

   EXHIBIT NO.                           DESCRIPTION
----------------    ------------------------------------------------------------

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

   EXHIBIT NO.                           DESCRIPTION
----------------    ------------------------------------------------------------

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

   EXHIBIT NO.                           DESCRIPTION
----------------    ------------------------------------------------------------

10.30 Deed of Trust, dated July 21, 1998, among NewStar Media Inc., Apollo Partners, LLC and North American Title Company (filed as Exhibit 10.66 to the Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1998)


10.31 Employment Agreement dated as of January 1, 1998, between Dove Four Point, Inc. and Ron Ziskin (filed as Exhibit 10.68 to the Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1998)

10.32 Incentive Stock Option Agreement, dated as of January 1, 1998, between NewStar Media Inc. and Ron Ziskin on behalf of the Wedner-Ziskin Family Trust (filed as Exhibit 10.68 to the Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1998)

10.33 Stock Purchase Agreement, dated as of July 30, 1998, among NewStar Media Inc., Apollo Partners, LLC and Ronald Lightstone (filed as Exhibit 10.67 to the Company's Current Report on Form 8-K filed with the Commission on September 3,
                    1998)

10.34 Registration Rights Agreement, dated as of July 30, 1998, by and among NewStar Media Inc., Apollo Partners, LLC and Ronald Lightstone (filed as Exhibit 10.34 to the Company's Report on Form 10-KSB for the fiscal year ended 1998)

10.35 Standard Offer, Agreement and Escrow Instruction for Purchase of Real Estate, dated July 13, 1998, between Barry Beitler and Tony Dorn, as buyers and NewStar Media Inc., as seller (filed as Exhibit 10.35 to the Company's Report on Form 10-KSB for the fiscal year ended 1998)

10.36 Residential Purchase Agreement, dated July 20, 1998, between Barry Beitler and Tony Dorn, as buyers, and NewStar Media Inc., as seller (filed as Exhibit 10.36 to the Company's Report on Form 10-KSB for the fiscal year ended 1998)

10.37 Standard Industrial Lease - Special Net, dated August 5, 1998, between NewStar Media Inc. and 8955 Beverly Partnership (filed as Exhibit 10.37 to the Company's Report on Form 10-KSB for the fiscal year ended 1998)

10.38 Stock Purchase Agreement, made as of November 12, 1998, among NewStar Media Inc., Apollo Partners, LLC and Ronald Lightstone (filed as Exhibit 10.38 to the Company's Report on Form 10-KSB for the fiscal year ended 1998)

10.39 Registration Rights Agreement, dated as of November 12, 1998, by and among NewStar Media Inc., Apollo Partners, LLC and Ronald Lightstone (filed as Exhibit 10.39 to the Company's Report on Form 10-KSB for the fiscal year ended
                    1998)

10.40 Agreement, dated as of July 30, 1998, between Media Equities International, LLC and NewStar Media Inc. (filed as Exhibit
                    10.40 to the Company's Report on Form 10-KSB for the fiscal year ended 1998)

10.41 Incentive Stock Option Agreement, entered into as of January 1, 1998, by and between NewStar Media Inc. and Neil Topham (filed as Exhibit 10.41 to the Company's Report on Form 10-KSB for the fiscal year ended 1998)

   EXHIBIT NO.                           DESCRIPTION
----------------    ------------------------------------------------------------

10.42 Incentive Stock Option Agreement, entered into as of January 1, 1998, by and between NewStar Media Inc. and Robert Murray (filed as Exhibit 10.42 to the Company's Report on Form 10-KSB for the fiscal year ended 1998)

10.43 Trust Agreement, made December 30, 1998, by and between NewStar Media Inc. and Robert Murray, as trustee (filed as
                    Exhibit 10.43 to the Company's Report on Form 10-KSB for the fiscal year ended 1998)

10.44 Letter Agreement, dated July 1, 1998, among NewStar Media Inc., Dove Four Point, Inc., Dove Entertainment, Inc., Dove Audio, Inc., NewStar Worldwide Inc., Terrence A. Elkes, Kenneth F. Gorman, Ronald Lightstone, Jack Healy, Bruce Maggin, Media Equities International, LLC and The Chase Manhattan Bank (filed as Exhibit 10.44 to the Company's Report on Form 10-KSB for the fiscal year ended 1998)

10.45 Consent Regarding "Limitations on Indebtedness" and "Limitations on Liens" dated July 14, 1998 between The Chase Manhattan Bank and NewStar Media Inc., Dove Four Point, Inc., NewStar Worldwide Inc., NewStar Television Inc., Dove Entertainment, Inc. and Dove Audio, Inc. (filed as Exhibit
                    10.45 to the Company's Report on Form 10-KSB for the fiscal year ended 1998)

10.46 Consent, dated April 28, 1998, between The Chase Manhattan Bank and Dove Entertainment, Inc. (filed as Exhibit 10.46 to the Company's Report on Form 10-KSB for the fiscal year ended 1998)

10.47 Consent regarding "Limitation on Indebtedness", dated December 5, 1997, between The Chase Manhattan Bank and Dove Entertainment, Inc., Dove Four Point, Inc. and Dove International, Inc. (filed as Exhibit 10.47 to the Company's Report on Form 10-KSB for the fiscal year ended 1998)

10.48 Limited Waiver regarding "Consolidated Capital Base", dated July 29, 1998, between The Chase Manhattan Bank and NewStar Media Inc., NewStar Worldwide Inc., NewStar Television Inc., Dove Four Point, Inc. Dove Entertainment, Inc. and Dove Audio, Inc. (filed as Exhibit 10.48 to the Company's Report on Form 10-KSB for the fiscal year ended 1998)

10.49 Modification Agreement, dated as of May 21, 1998 among Terrence A. Elkes, Kenneth F. Gorman, Bruce Maggin, John T. Healy, Ronald Lightstone, NewStar Media Inc., NewStar Worldwide Inc., Dove Four Point, Inc., Dove Entertainment, Inc., Dove Audio, Inc., Media Equities International, LLC., and The Chase Manhattan Bank (filed as Exhibit 10.49 to the Company's Report on Form 10-KSB for the fiscal year ended
                    1998)

10.50 Instrument of Assumption and Joinder dated as of May 14, 1998 made by Dove Entertainment, Inc. in favor of The Chase Manhattan Bank (filed as Exhibit 10.50 to the Company's Report on Form 10-KSB for the fiscal year ended 1998)

   EXHIBIT NO.                           DESCRIPTION
----------------    ------------------------------------------------------------

10.51 Instrument of Assumption and Joinder dated as of May 14, 1998 made by Dove Audio, Inc. in favor of The Chase Manhattan Bank (filed as Exhibit 10.51 to the Company's Report on Form 10-KSB for the fiscal year ended 1998)


10.52 Supplement No. 2 to the Copyright Security Agreement dated as of May 14, 1998 by NewStar Media Inc. in favor of The Chase Manhattan Bank (filed as Exhibit 10.52 to the Company's Report on Form 10-KSB for the fiscal year ended
                    1998)

10.53 Amendment No. 3 to the Credit Agreement dated as 10.53 of May 21, 1998, between the Company, Dove International Inc., Dove Four Point, Inc. and the Chase Manhattan Bank (filed as
                    Exhibit 10.53 to the Company's Report on Form 10-KSB for the fiscal year ended 1998)

10.54 Agreement, dated as of December 31, 1998, between Media Equities International, LLC and NewStar Media Inc. (filed as
                    Exhibit 10.54 to the Company's Report on Form 10-KSB for the fiscal year ended 1998)

10.55 Stock Purchase Agreement dated as of April 1, 1999 between NewStar Media Inc. and Ronald Lightstone (filed as Exhibit
                    10.1 to the Company's Report on Form 10QSB for the period ended June 30, 1999)

10.56 Stock Purchase Agreement dated as of April 1, 1999 between NewStar Media Inc. and Gorman Limited Partnership (filed as
                    Exhibit 10.2 to the Company's Report on Form 10QSB for the period ended June 30, 1999)

10.57 Stock Purchase Agreement dated as of April 1, 1999 between NewStar Media Inc. and Elkes Limited Partnership (filed as
                    Exhibit 10.3 to the Company's Report on Form 10QSB for the period ended June 30, 1999)

10.58 Stock Purchase Agreement dated as of May 4, 1999 between NewStar Media Inc. and Gorman Limited Partnership (filed as
                    Exhibit 10.4 to the Company's Report on Form 10QSB for the period ended June 30, 1999)

10.59 Stock Purchase Agreement dated as of May 4, 1999 between NewStar Media Inc. and Elkes Limited Partnership (filed as
                    Exhibit 10.5 to the Company's Report on Form 10QSB for the period ended June 30, 1999)

10.60 Stock Purchase Agreement dated as of May 19, 1999 between NewStar Media Inc. and Peter Engel (filed as Exhibit 10.6 to the Company's Report on Form 10QSB for the period ended June 30, 1999)

10.61 Registration Rights Agreement dated as of May 17, 1999 between NewStar Media Inc. and Peter Engel (filed as Exhibit
                    10.7 to the Company's Report on Form 10QSB for the period ended June 30, 1999)

   EXHIBIT NO.                           DESCRIPTION
----------------    ------------------------------------------------------------

10.62 Agreement, dated as of November 15, 1999, between Media Equities International, LLC and NewStar Media Inc.

10.63 NewStar Media Inc. 1999 Stock Incentive Plan (filed as Exhibit A to the Company's Notice of Annual Meeting of Shareholders to be held December 8, 1999 issued on November 19,1999)

10.64 Key Executive Severance Agreement dated as of September 22, 1999 between NewStar Media Inc. and Robert C. Murray.

10.65 Key Executive Severance Agreement dated as of September 22, 1999 between NewStar Media Inc. and John T. Brady.

10.66 Amended and Restated Credit, Security, Guaranty and Pledge Agreement Dated as of November 4, 1997, as Amended and Restated as of August 16, 1999


21.1 Subsidiaries of NewStar Media Inc. (filed as Exhibit 21.1 to the Company's Report on Form 10-KSB for the fiscal year ended 1998)

23                  Consent of KPMG LLP

27.1                Financial Data Schedule


(b) REPORTS ON FORM 8-K.

A report on Form 8-K (dated September 23, 1999) was filed on October 1, 1999, reporting under Item 5 the status of the listing of the Company's common stock on the Nasdaq Small Cap Market.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of NewStar Media Inc.:We have audited the consolidated financial statements of NewStar Media Inc. and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NewStar Media Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company has suffered recurring losses from operations, has generated net cash flow deficiencies from operations and is in violation of certain debt covenants that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                  /s/ KPMG LLP



Los Angeles, California

April 12, 2000

                                                   NEWSTAR MEDIA INC.
                                               CONSOLIDATED BALANCE SHEET
                                                    DECEMBER 31, 1999

                                                         ASSETS
           CURRENT ASSETS

             Cash and cash equivalents                                                                       $      45,000
             Accounts receivable, net of allowances of  $ 1,485,000                                              3,728,000
             Publishing inventory                                                                                1,762,000
             Film costs                                                                                          4,900,000
             Prepaid expenses and other assets                                                                   1,067,000
                                                                                                             --------------
                Total current assets                                                                            11,502,000

           NON-CURRENT ASSETS
             Production masters, net                                                                             2,531,000
             Film costs, net                                                                                     2,743,000
             Property and equipment, net                                                                           518,000
             Goodwill and other assets                                                                           5,472,000
                                                                                                             --------------
                Total non-current assets                                                                        11,264,000
                                                                                                             --------------
                Total assets                                                                                 $  22,766,000
                                                                                                             ==============

                                          LIABILITIES AND SHAREHOLDERS' EQUITY
           CURRENT LIABILITIES
             Accounts payable and accrued expenses                                                           $   6,754,000
             Advances and deferred income                                                                        4,134,000
             Notes payable                                                                                       9,101,000
               Accrued dividends                                                                                   106,000
                                                                                                             --------------
                Total current liabilities                                                                       20,095,000

           NON-CURRENT LIABILITIES
             Accrued liabilities                                                                                   385,000
                                                                                                           ----------------
                Total liabilities                                                                               20,480,000

           COMMITMENTS AND CONTINGENCIES - note 10
           LIQUIDITY - note 15

           SHAREHOLDERS' EQUITY
             Convertible preferred stock $.01 par value; 2,000,000 shares authorized and
                220,033 shares issued and outstanding, liquidation preference $ 6,878,000                            2,000
             Common stock $.01 par value; 50,000,000 shares authorized and
                21,612,058 shares issued and outstanding                                                           216,000
             Additional paid-in capital                                                                         43,520,000
             Accumulated deficit                                                                               (41,452,000)
                                                                                                           ----------------
                Total shareholders' equity                                                                       2,286,000
                                                                                                           ----------------
                Total liabilities and shareholders' equity                                                 $    22,766,000
                                                                                                           ================

           See accompanying notes to consolidated financial statements

                                 NEWSTAR MEDIA INC.CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           For the Years Ended December 31,
                                                                                          ----------------------------------
                                                                                                1999              1998
                                                                                          ----------------  ----------------
           Revenues
             Publishing, net                                                              $     7,184,000   $     6,880,000
             Filmed entertainment                                                               3,616,000         8,920,000
                                                                                          ----------------  ----------------
                                                                                               10,800,000        15,800,000
           Cost of sales
             Publishing                                                                         7,164,000         5,306,000
             Filmed entertainment                                                               3,271,000         7,077,000
                                                                                          ----------------  ----------------
                                                                                               10,435,000        12,383,000
                                                                                          ----------------  ----------------
           Gross profit                                                                           365,000         3,417,000

           Selling, general and administrative expenses                                        10,846,000         9,285,000
                                                                                          ----------------  ----------------

           Loss from operations                                                               (10,481,000)       (5,868,000)

           Gain on sale of long-term investment                                                   594,000                --
           Gain on sale of land and building                                                           --         1,734,000
           Interest expense, net                                                                 (918,000)         (798,000)
                                                                                          ----------------  ----------------

           Loss before income taxes                                                           (10,805,000)       (4,932,000)

           Income tax expense                                                                       3,000             4,000
                                                                                          ----------------  ----------------

           Net loss                                                                       $   (10,808,000)  $    (4,936,000)
                                                                                          ================  ================

           Dividends on preferred stock                                                   $       116,000   $       310,000
                                                                                          ================  ================

           Loss attributable to common shareholders                                       $   (10,924,000)  $    (5,246,000)
                                                                                          ================  ================

           Basic and diluted loss per common share                                        $          (.55)  $          (.61)
                                                                                          ================  ================

           Weighted average number of common and common
               equivalent shares outstanding                                                   19,950,000         8,563,000
                                                                                          ================  ================

           See accompanying notes to consolidated financial statements

                                                   NEWSTAR MEDIA INC.
                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                     FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1999

                                 Preferred Stock          Common Stock        Additional
                              ---------------------- -----------------------   Paid-in      Unearned      Accumulated
                               Shares      Amount      Shares      Amount      Capital    Compensation      Deficit         Total
                              ---------- ----------- ------------ ---------- ------------ ------------- -------------- -------------
January 1,1998                  220,033  $    2,000    6,341,544  $  63,000  $28,029,000  $         --  $ (25,282,000) $  2,812,000

Net loss                             --          --           --         --           --            --     (4,936,000)   (4,936,000)
Issuance of common stock in
  payment of debt, vendors
  and legal settlements              --          --      776,645      8,000      707,000            --             --       715,000
Issuance of common stock in
  payment of compensation
  to executive                       --          --      400,000      4,000      496,000      (254,000)            --       246,000
Issuance of common stock to
  deferred profit sharing
  plan                               --          --       26,492         --       44,000            --             --        44,000
Issuance of common stock to
  related parties as
  payment of fees earned             --          --      342,042      3,000      447,000            --             --       450,000
Accrued preferred stock
  dividend to MEI                    --          --           --         --           --            --       (310,000)     (310,000)
Issuance of common stock as
  payment of preferred
  stock dividend                     --          --      563,911      6,000      680,000            --             --       686,000
Issuance of preferred stock
  in payment of expenses to
  former officers of the
  Company                           189          --           --         --      189,000            --             --       189,000
Conversion of preferred
  stock to common stock            (135)         --       88,173      1,000       (1,000)           --             --            --
Sale of common stock to
  related parties                    --          --    8,762,393     88,000    6,252,000            --             --     6,340,000
                              ---------- ----------- ------------ ---------- ------------ ------------- -------------- -------------
December 31, 1998               220,087  $    2,000   17,301,200  $ 173,000  $36,843,000  $   (254,000) $ (30,528,000) $  6,236,000
Net loss                             --          --           --         --           --            --    (10,808,000)  (10,808,000)
Issuance of common stock in
  payment of debt, vendors
  and legal settlements              --          --       37,641         --       60,000            --             --        60,000
Issuance of common stock as
  payment of preferred
  stock dividend                     --          --       18,089         --       10,000            --             --        10,000
Stock option expense                 --          --           --         --       26,000            --             --        26,000
Amortization of
  unearned compensation              --          --           --         --           --       254,000             --       254,000
Issuance of preferred stock
  in payment of expenses to
  former officers of the
  Company                           135          --           --         --      135,000            --             --       135,000
Conversion of preferred
  stock to common stock            (189)         --      140,280      2,000       (2,000)           --             --            --
MEI capital contribution             --          --           --         --      225,000                                    225,000
Accrued preferred stock
  dividend to MEI                    --          --           --         --           --            --       (116,000)     (116,000)
Issuance of common stock in
  connection with a private
  placement                          --          --    2,714,848     27,000    3,198,000            --             --     3,225,000
Issuance of common stock to
  related parties in
  connection with a private
  placement                          --          --    1,100,000     11,000    1,309,000            --             --     1,320,000
Imputed value of warrant
  extension                          --          --           --         --      669,000                                    669,000
Issuance of common stock in
  connection with the
  acquisition of the assets
  of American Audio
  Literature                         --          --      300,000      3,000    1,047,000            --             --     1,050,000
                              ---------- ----------- ------------ ---------- ------------ ------------- -------------- -------------

December 31, 1999               220,033  $    2,000   21,612,058  $ 216,000  $43,520,000  $         --  $ (41,452,000) $  2,286,000
                              ========== =========== ============ ========== ============ ============= ============== =============

See accompanying notes to consolidated financial statements

                                                   NEWSTAR MEDIA INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           For the Years Ended December 31,
                                                                                          ----------------------------------
                                                                                                1999              1998
                                                                                          ----------------  ----------------
           OPERATING ACTIVITIES
             Net loss                                                                     $   (10,808,000)  $    (4,936,000)
             Adjustments to reconcile net loss to net cash used in
                 operating activities:
             Depreciation and amortization                                                        812,000           725,000
             Amortization of goodwill                                                             238,000           249,000
             Amortization of production masters                                                 1,258,000         1,809,000
             Amortization of film costs                                                         3,271,000         6,561,000
             Provision for bad debts                                                              229,000           516,000
             Equity based compensation                                                            280,000                --
             MEI waived management fees                                                           225,000                --
             Gain on sale of building and land                                                         --        (1,734,000)
             Gain on sale of long term investment                                                (594,000)
             Changes in operating assets and liabilities:
                Accounts receivable                                                            (1,475,000)         (925,000)
                Inventory                                                                       1,325,000           277,000
                Prepaid expenses and other assets                                                  39,000          (241,000)
                Expenditures for production masters                                            (1,420,000)       (1,541,000)
                Film cost additions                                                            (6,270,000)       (9,561,000)
                Accounts payable and accrued expenses                                           1,923,000        (1,620,000)
                Advances and deferred income                                                    3,874,000          (264,000)
                Other                                                                              75,000            26,000
                                                                                          ----------------  ----------------
                  Net cash used in operating activities                                        (7,018,000)      (10,659,000)
                                                                                          ----------------  ----------------

           INVESTING ACTIVITIES
             Proceeds from sale of long-term investment                                           613,000                --
             Purchase of Audio Literature                                                        (200,000)               --
             Proceeds from sale of property and equipment, net                                    113,000         4,166,000
             Purchases of property and equipment                                                 (110,000)          (86,000)
                                                                                          ----------------  ----------------
                Net cash provided by (used in) investing activities                               416,000         4,080,000
                                                                                          ----------------  ----------------

           FINANCING ACTIVITIES
             Proceeds from sale of common stock                                                 4,545,000         6,340,000
             Proceeds of bank borrowings and notes payable                                      6,923,000        11,130,000
             Repayments of bank borrowings and notes payable                                   (5,274,000)      (10,740,000)
                                                                                          ----------------  ----------------
                Net cash provided by financing activities                                       6,194,000         6,730,000
                                                                                          ----------------  ----------------
                Net increase (decrease) in cash and cash equivalents                             (408,000)          151,000
           Cash and cash equivalents at beginning of year                                         453,000           302,000
                                                                                          ----------------  ----------------
           Cash and cash equivalents at end of year                                       $        45,000   $       453,000
                                                                                          ================  ================

           See accompanying notes to consolidated financial statements

                                                   NEWSTAR MEDIA INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)

                                                                                           For the Years Ended December 31,
                                                                                          ----------------------------------
                                                                                                1999              1998
                                                                                          ----------------  ----------------
         SUPPLEMENTAL CASH FLOW INFORMATION:

           Cash paid for interest                                                         $       737,000   $       650,000


         NON-CASH INVESTING and FINANCING  TRANSACTIONS:

           In June 1999, the Company acquired the assets of Audio Literature. In connection with the acquisition, the Company paid cash as follows:
                Assets Acquired:
                     Inventory                                                            $       327,000
                     Customer list                                                                113,000
                     Production masters                                                         1,110,000
                Accrued payable                                                                  (300,000)
                Common stock issued                                                            (1,050,000)
                                                                                          ----------------
                Cash paid in acquisition                                                  $       200,000

           Common stock issued as payment for debt, vendors,
                  legal settlements and publishing rights                                 $        60,000   $       715,000
           Preferred stock issued as payment for expenses, loans
                 and commissions payable to former officers of the Company                $       135,000   $       189,000
           Common stock issued as payment for compensation expense
                  to an executive                                                         $            --   $       500,000
           Common stock issued to deferred profit sharing plan                            $            --   $        44,000
           Common stock issued as payment of fees earned to related
                 parties                                                                  $            --   $       450,000
           Common stock issued as payment of preferred stock dividends                    $        10,000   $       686,000
            Preferred stock dividend accrued to MEI                                       $       116,000   $       310,000
            Extension of warrants                                                         $       669,000   $            --

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

The Company commenced business in 1985 and changed its name from Dove Entertainment, Inc. to NewStar Media Inc. in May 1998.

Through the NewStar Publishing division, the Company produces and distributes audio books and publishes printed books. Through Dove Four Point, Inc. and NewStar Television Inc. (collectively "New Star Television"), wholly owned subsidiaries of the Company, the Company is engaged in the production and development of television programming. NewStar Worldwide Inc. ("NewStar Worldwide") is engaged in the distribution of feature films and television programming.

All significant intercompany accounts have been eliminated in consolidation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECOGNITION OF PUBLISHING REVENUE

Revenues from publishing, including the sale of audio books (net of provisions for estimated returns and allowances), and related royalties payable are recognized upon shipment of the product. The Company records an allowance for future returns based on anticipated return rates. The activity relating to the allowance for returns during the years ended December 31, 1999 and 1998 was as follows:


                                                                              Years Ended December 31,
                                                                        ----------------------------------
                                                                              1999              1998
                                                                        ----------------  ----------------
        Balance at beginning of year                                    $       923,000   $     1,035,000
        Provision for returns                                                 2,691,000         2,456,000
        Actual returns                                                       (2,729,000)       (2,568,000)
                                                                        ----------------  ----------------
        Balance at end of year                                          $       885,000   $       923,000
                                                                        ================  ================

The activity relating to the allowance for doubtful accounts during the years ended December 31, 1999 and December 31, 1998 was as follows:

                                                                              Years Ended December 31,
                                                                        ----------------------------------
                                                                              1999              1998
                                                                        ----------------  ----------------
        Balance at beginning of year                                    $       389,000   $        90,000
        Provision for doubtful accounts                                         229,000           516,000
        Write-offs                                                              (18,000)         (217,000)
                                                                        ----------------  ----------------
        Balance at end of year                                          $       600,000   $       389,000
                                                                        ================  ================

CASH EQUIVALENTS

The Company consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

INVENTORY

Inventory, consisting primarily of recorded audiocassettes and printed books, is valued at the lower of cost or market, determined using the first-in, first-out method. Periodically, the Company reviews inventory on a title-by-title basis. The Company expenses through cost of sales, inventory that it believes will not be sold.

PRODUCTION MASTERS

Production masters are stated at cost net of accumulated amortization. Costs incurred for production masters, including non-refundable advances, royalties paid to authors and readers, as well as recording and design costs, are capitalized and amortized commencing from the time a title is initially released, consistent with the estimated timing of revenue for a title. For the nine months ended September 30, 1998, the Company amortized costs on printed book titles so that 80% of a title's production master costs were amortized in the initial quarter of release with the remaining 20% amortized over the following three quarters, and audio book titles were amortized on a quarter-by-quarter basis over a two-year period resulting in approximately 80% of such audio title's production master cost being amortized in the first twelve months of release. Beginning October 1, 1998, the Company changed the amortization of future costs on audio titles so that 50% of a title's production master costs are amortized in the first twelve months of release, 30% over the second twelve months of release and the remaining amount over the next 36 months. This change in estimate was made pursuant to an updated review of the revenue earned over the past five years of previously released titles. The effect of the change in the fourth quarter of 1998 amounted to approximately $218,000. Any portion of production masters which are not estimated to be fully recoverable from future revenues are charged to amortization expense in the period in which such loss becomes evident.

TELEVISION AND FILM REVENUES AND COSTS

Television programming and film costs, which include development, production and acquisition costs, are capitalized and amortized, and participations and residuals are accrued, in accordance with the individual-film-forecast method in the proportion that current year's revenue bears to the estimated total revenues from all sources.These costs are stated at the lower of unamortized costs or estimated realizable value on an individual program or film basis. Revenue forecasts for television programs and films are periodically reviewed by management and revised if warranted by changing conditions. If estimates of total revenue indicate that a television program or film will result in an ultimate loss, the loss is recognized currently.Revenues from the distribution of television programming and theatrical films are recognized upon availability of the completed film to the broadcaster or our distributors. The Company licenses distribution rights to distributors and has not recognized any revenue from the direct distribution of theatrical films. Deferred revenues arise when distributors or broadcasters make advances to the Company prior to the date of revenue recognition.Revenues from producer-for-hire contracts are recognized on a percentage-of-completion method, measured by the percentage of costs completed to date to estimated total cost for each contract. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

BARTER TRANSACTION

During 1999, the Company sold certain audio inventory in exchange for cash and barter credits to be used for media advertising. The Company recorded the transaction based upon the estimated fair market value of the inventory.

INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109 . In accordance with SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial and tax reporting basis of the Company's assets and liabilities.

GOODWILL

Goodwill, representing the excess of the purchase price of Four Point Entertainment, Inc. ("Four Point") over its net assets, is included in other assets and is being amortized over a twenty-five year period. Goodwill amounted to $5,472,000 net of accumulated amortization of $1,401,000 at December 31, 1999.

The Company continuously monitors and evaluates the realizability of recorded intangibles to determine whether their carrying values have been impaired. In evaluating the value and future benefits of intangible assets, their carrying value is compared to thr Company's best estimates of undiscounted future cash flows over the remaining amortization period. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets. The Company believes that the carrying value of the recorded intangibles is not impaired.

PROPERTY AND EQUIPMENT

Property and Equipment, consisting of furniture, fixtures and equipment, is stated at cost and is depreciated using the straight-line method over the estimated useful lives of five to seven years.

Leasehold improvements are amortized over the estimated useful life or the remaining lease term, whichever is less.

NET LOSS PER COMMON SHARE

Basic earnings per share ("EPS") includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the Company's earnings, similar to fully diluted EPS under APB No. 15. Potential dilutive securities of 9,773,926, consisting of convertible preferred stock and outstanding options and warrants (in the form of equivalent shares), have been omitted from the diluted calculation since they are antidilutive. In addition, contingent shares issuable in connection with the American Audio Literature acquisition up to a maximum of 1,800,000 additional shares have been omitted from the diluted calculation since they are antidilutive. The net loss utilized in the calculation of net loss per common share is increased by dividends on Preferred Stock of $310,000 and $116,000 during 1998 and 1999, respectively.

USE OF ESTIMATES

The Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and disclosures of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. Significant estimates include those related to ultimate revenues and expenses related to film and television productions, the net realizability of inventory and production masters and the allowance for returns on publishing sales.

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

COMPREHENSIVE INCOME

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company adopted this SFAS No. 130 in 1998. There were no items of comprehensive income in 1998 and 1999.

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

NOTE 4 - PROPERTY AND EQUIPMENT

A summary of property and equipment at December 31, 1999 is as follows:

        Furniture, fixtures and equipment                                                             $    2,052,000
        Leasehold improvements                                                                                 6,000
                                                                                                      ---------------
          Total                                                                                            2,058,000
        Less:  Accumulated depreciation and amortization                                                   1,540,000
                                                                                                      ===============
                                                                                                      $      518,000
                                                                                                      ===============

In September 1998, the Company sold its principal office building and land for approximately $4,166,000 and realized a gain of approximately $1,734,000.

NOTE 5 - PRODUCTION MASTERS

Production masters, net of accumulated amortization of $4,842,000 at December 31, 1999 consist of the following:

        Released titles                                                                               $    2,141,000
        Unreleased titles                                                                                    390,000
                                                                                                      ---------------
        Total                                                                                         $    2,531,000
                                                                                                      ===============

NOTE 6 - FILM COSTS

Film costs, net of accumulated amortization of $25,476,000 at December 31, 1999 consist of the following:

                     Television and theatrical projects in development                                $      176,000
                     Television and theatrical projects released less accumulated amortization             7,467,000
                                                                                                      ---------------
                     Total                                                                            $    7,643,000
                                                                                                      ===============

As of December 31, 1999, approximately 72% of the unamortized balance of film costs will be amortized within the next three-year period based upon our revenue estimates at that date.

NOTE 7 - INCOME TAXES

The provision for income taxes is as follows:

                                                                                         Years Ended December 31,
                                                                                     --------------------------------
                                                                                          1999              1998
                                                                                     ---------------  ---------------
        Current tax expense
          Federal                                                                    $           --   $           --
          State                                                                               3,000            4,000
                                                                                     ---------------  ---------------
          Total current                                                                       3,000            4,000

        Deferred tax expense
          Federal                                                                                --               --
          State                                                                                  --               --
                                                                                     ---------------  ---------------
          Total deferred                                                                         --               --
                                                                                     ---------------  ---------------

        Total                                                                        $        3,000   $        4,000
                                                                                     ===============  ===============

Net deferred tax assets at December 31, 1999 comprises the following:

        Deferred tax assets:
          Net operating loss carryforward                        $   11,896,000
          Sales returns reserve                                          64,000
          Inventory reserve                                             364,000
          Film amortization reserve                                     561,000
          Accrued expenses                                              116,000
          Royalty payable                                               263,000
          Deferred income                                               355,000
          State taxes                                                   695,000
          Other                                                         806,000
                                                                 ---------------
          Total                                                      15,120,000
          Valuation allowance                                       (15,120,000)
                                                                 ---------------
          Net deferred taxes                                     $           --
                                                                 ===============

SFAS No. 109 requires that a valuation allowance be recorded against tax assets that are not likely to be realized. Due to the uncertainty of their ultimate realization based upon past earnings performance and the expiration dates of carryforwards, the Company has established a valuation allowance against these tax assets except to the extent that they are realizable through carrybacks. Realization of additional amounts is entirely dependent upon future earnings in specific tax jurisdictions. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carryforwards will be recorded in future operations as a reduction of the Company's income tax expense.

The tax effect of net operating loss carryforwards expire as follows:

        Year ending December 31,
          2011                                                   $    1,989,000
          2012                                                        4,550,000
          2018                                                        2,517,000
          2019                                                        2,840,000
                                                                 ---------------
        Total                                                    $   11,896,000
                                                                 ===============

The provision for income taxes differs from amounts computed by applying the statutory federal income tax rate to income before income taxes for the years ended December 31, 1999 and 1998, respectively, as a result of the following differences:

                                                                      Years Ended December 31,
                                                                      1999              1998
                                                                 ---------------  ---------------
        Federal income tax expense (benefit) based
          on federal statutory rates                             $   (3,675,000)  $   (1,574,000)
        Increase (reduction) in taxes resulting from:
          State income taxes                                           (553,000)         (99,000)
          Non-deductible expenses                                       210,000           96,000
          Increase in valuation allowance                             4,021,000        1,581,000
                                                                 ---------------  ---------------
                                                                 $        3,000   $        4,000
                                                                 ===============  ===============

NOTE 8 - NOTES PAYABLE

Notes payable at December 31, 1999 consist of the following:



        Chase Manhattan Bank revolving credit loan               $    9,083,000
        Other                                                            18,000
                                                                 ===============
        Total notes payable                                      $    9,101,000
                                                                 ===============



On November 12, 1997, the Company entered into an agreement with Chase Bank providing it with an $8,000,000 loan facility for working capital purposes ("Chase Loan"). On May 21, 1998, the Chase Loan facility was increased to $10,000,000 with the other terms of the original agreement remaining substantially the same. The Chase Loan is secured by substantially all of the Company's assets and runs for three years until November 4, 2000. The Chase Loan establishes a "Borrowing Base" comprised of: (1) 35% of an independent valuation of the Company's audio library, (2) 85% of the Company's eligible receivables and (3) 30% of the finished goods audio and book inventory. At any time, the Company may borrow up to the Borrowing Base. In addition, The Chase Loan provides that the Company may borrow or have letters of credit issued for a further $4,000,000 (increased from $2,000,000 upon amendment of the Chase Loan agreement on May 21, 1998) provided the aggregate amount borrowed does not exceed $10,000,000, and with the consent and guarantee of Media Equities International, LLC ("MEI"), a significant shareholder of the Company. The Chase Loan provides for interest at the bank prime rate (8 1/2 % at December 31, 1999) plus 2% per annum or the bank's LIBOR rate (6.07% three-month rate at December 31, 1999) plus 3% per annum, at the Company's option. Both rates are applicable to the Company's drawdowns on the Chase Loan at December 31, 1999. In addition, unused commitment fees are payable at 1/2% per annum. The Chase Loan contains various covenants to which the Company must adhere including limitations on additional indebtedness, investments, acquisitions, capital expenditures and sale of assets, restrictions on the payment of dividends and distributions to shareholders, and various financial compliance tests.

The Company was not in compliance with certain of the financial compliance tests at December 31, 1998, March 31, 1999, and June 30, 1999 and requested waivers from Chase Bank. As of August 16, 1999, the Company had received such waivers and entered into amendments and waivers to the loan facility with Chase Bank. As a result of such amendments and waivers, the Company was in compliance with the aforementioned financial compliance tests. On January 28, 1999, Chase Bank and we were notified by one of the guarantors that there would be no approvals for guarantee of further extensions of credit under the Chase Loan. In connection with the drafting of certain amendments and waivers to the Chase Loan, the Company reached agreement with the guarantor for an extension and modification of the guarantee agreement to provide for a revised guarantee of $2,000,000.

At December 31, 1999, the Company was not in compliance with certain of the financial tests in the Chase Loan and had requested waivers from Chase Bank. As of April 11, 2000 the Company had not received such waivers and there is no assurance that it will receive them in the future. Also at December 31, 1999, the Company had borrowed $9,083,000 against the facility. In addition, Chase Bank has provided a letter of credit for $287,000 in respect of certain litigation. There were $630,000 of funds available for borrowing at December 31, 1999.

NOTE 9 - RELATED PARTY TRANSACTIONS

As of January 1, 1995, the Company entered into employment agreements with Michael Viner and Deborah Raffin, the former principals, which were to expire in December 1999. The agreements originally provided for aggregate compensation to the former principals of no less than a combined total of $345,000 per year, plus benefits such as health insurance and an automobile allowance and a combined non-accountable expenses of $75,000 per year. In addition, the former principals were entitled to an annual salary increase and bonus subject to certain limitations agreed upon with the underwriter of our initial public offering at the discretion of the Company's Board. The Board approved an increase in the salary portion of the employment agreements with the former principals to a combined total of $562,000 per year for 1996. On June 10, 1997, the former principals entered into a Securities Purchase Agreement with MEI whereby they sold all their Preferred Stock and a portion of their Common Stock to MEI. Concurrently each of the former principals resigned as officers and directors of the Company and its subsidiaries pursuant to an employment termination agreement.

Pursuant to the termination agreement, and in consideration for the settlement of their respective employment agreements, the former principals were entitled to each receive combined monthly termination payments of approximately $25,000, and medical insurance for 60 months. In addition, they were entitled to each receive a car allowance for 24 months and reimbursements for certain medical and business expenses.

As an alternative to making the termination payments in cash, the Company issued into escrow 1,500 shares of its Series E Preferred Stock, convertible into shares of Common Stock to the extent set forth in the Certificate of Determination for the Series E Preferred Stock. The Series E Preferred Stock was held in escrow and was not to be released to the former principals unless the termination payments were not made in cash. If the termination payments were not made in cash, the Series E Preferred Stock was subject to release to the former principals, as the case may be, in an amount equal to the portion of the termination payments not paid in cash divided by the stated value of the Series E Preferred Stock. The former principals had registration rights pursuant to a registration rights agreement, dated June 10, 1997, among the Company and the former principals with respect to any Series E Preferred Stock received by them. As of December 31, 1999, 324 shares of the Series E Preferred Stock had been released to the former principals in consideration of termination payments not made in cash.

Certain payments under, and other provisions of, the termination agreement were subject to arbitration proceedings. The Company has settled all outstanding actions with the former principals. See Note 10 Commitments and Contingencies.

Media Equities International, LLC ("MEI") is a limited liability company, the principals of which are Terrence A. Elkes, Kenneth F. Gorman, John T Healy, Ronald Lightstone and Bruce Maggin. Mr. Elkes is Chairman of the Board of the Company and Chief Executive Officer, and Mr. Gorman is Vice-Chairman and Messrs. Healy, Lightstone and Maggin are directors of the Company.

During 1999, the Company reorganized its management whereby all operating officers report to the Office of the Chief Executive of which Mr. Elkes is Chairman and Chief Executive Officer and Mr. Gorman is Vice Chairman.

As part of a certain agreement dated March 27, 1997, MEI and the Company agreed to the terms of a three-year consulting arrangement with MEI which arrangement commenced on April 1, 1997. MEI has agreed to provide substantial general management consulting advice including, but not limited to, financial (including assisting in obtaining bank financing), television and film distribution and business affairs. As compensation for such services and advice, the Company is required to pay MEI $300,000 per year, of which $200,000 is payable in cash on a quarterly basis in advance and the remaining $100,000 is payable in shares of Common Stock valued at the current market value on the date of payment, payable quarterly in arrears. During the year ended December 31, 1997, the Company paid $75,000 and accrued $75,000 for such services. In January, 1998, the Company and MEI agreed that the balance owing in respect of consulting services for the year ended December 31, 1997 would be paid in shares of Common Stock. We further agreed that consulting fees in respect of 1998 would be paid $100,000 in cash and the balance of $200,000 in shares of Common Stock. In 1999, MEI and the Company entered into amendments to the consulting agreement reducing the 1999 fees by $225,000. This was treated as a capital contribution. In addition, a 1999 amendment reduced the 1999 preferred dividend obligation to MEI by $318,000. This was treated as a reduction of dividends payable and adjustment to accumulated deficit.

In July 1998, the Company entered into a loan agreement with Apollo Partners LLC ("Apollo") the principals of which are Terrence A. Elkes and Kenneth F. Gorman, whereby it borrowed $1,500,000 with a due date of the earlier of January 17, 1999 or the sale of its principal office building ("Apollo Loan"). Interest accrued at the Chase Bank prime rate plus 2% and was payable upon the principal due date. The Apollo Loan was secured by a second mortgage on the principal office building and land. In September 1998, the Apollo Loan and accrued interest was fully paid.

Pursuant to Guarantee Agreements each dated as of November 4, 1997, each of the principals of MEI (i.e. Messrs. Elkes, Gorman, Healy, Maggin and Lightstone) agreed to guarantee the obligations of the Company under the Chase Loan in an amount not to exceed the lesser of $2,000,000 and the outstanding principal of and any interest on all loans made under the credit facility in excess of the borrowing base. Each MEI principal guarantees an amount not to exceed the product of 110% of such principal's ownership interest in MEI multiplied by the aggregate amount guaranteed. The Company is not permitted to borrow any amounts under the Chase Loan in excess of the borrowing base without the prior written approval of MEI. The Company agreed to pay MEI a fee of $25,000 for such guarantee by its principals. In order to secure the repayment of any amounts the MEI principals may be required to pay to Chase Bank under the guarantees, MEI has been granted a security interest in substantially all of the the Company's assets. Such security interest is junior to the security interest of Chase Bank that secures the Company's obligations under the Chase Loan. In July 1998, and in connection with the increase of the Chase Loan facility from $8,000,000 to $10,000,000, the principals of MEI agreed to increase the guarantee on the Company's obligations under the Chase Loan to an amount not to exceed the lesser of $4,000,000 and the outstanding principal of and any interest on all loans made under the credit facility in excess of the borrowing base. The remaining terms of the agreement remained substantially the same as those of the terms made under the initial agreement. As consideration for the increase in the guarantee, the Company has agreed to pay MEI an additional fee of $25,000 for such guarantee by its principals. In August 1998, the Company issued common stock to MEI, at the fair market value of the stock on the date of issuance, as payment of $50,000 for such guarantee fees. On January 28, 1999, the Company and Chase Bank were notified by one of the principals of MEI that there would be no approvals for further extensions of credit under the Chase Loan. In connection with the drafting of certain amendments and waivers to the Chase Loan, the Company reached agreement with MEI for an extension and modification of the guarantee agreement to provide for a revised guarantee of $2,000,000 which would not require prior approval by MEI for borrowings in excess of the borrowing base and which lowered the guarantee fee to $25,000 annually. Also in connection with the modification of the MEI guarantee, the Company agreed to extend the exercise date of the warrants held by MEI by one year. Based on a Black-Sholes valuation, the Company recorded a prepaid asset in the amount of $669,000 with a corresponding increase in Additional Paid-In Capital. The asset is being amortized to expense over the remaining life of the Chase Loan.

Pursuant to an employment agreement dated as of February 4, 1998, Ronald Lightstone was employed by the Company as President and Chief Executive Officer. The term of Mr. Lightstone's employment agreement commenced on June 10, 1997 and ended on June 10, 1999. Pursuant to the agreement, Mr. Lightstone was paid a base salary of $200,000 per year. In addition to such base salary, Mr. Lightstone was granted 400,000 shares of Common Stock issued as of January 9, 1998, with ownership vesting over a three-year period (1/36 of such shares vesting each month), commencing July 10, 1997. Pursuant to SFAS No. 123, the Company has elected to apply the provisions of APB No. 25 in accounting for this award. Under such provisions, unearned compensation of $500,000 was recorded upon the date of grant based upon the fair value of the Company's Common Stock on such date and as a reduction to Common Stock and Additional Paid-in Capital in Shareholders' Equity. The Company is amortizing the unearned compensation under the straight-line method over the service period. Accordingly, it has recorded $246,000 in related compensation expense for the year ended December 31, 1998 and has reduced Stockholders' Equity by $254,000 of unearned compensation as of December 31, 1998. During 1999, an additional amount of $254,000 of unearned compensation was amortized to expense.

The Company has agreed to reimburse each Board member's travel expenses. For the fiscal years ending December 31, 1998 and 1999, the Company has granted to each director options to purchase 10,000 shares of Common Stock, which will vest 25% at the end of each quarter, and to make a cash payment of $1,000 per quarter to each director not associated with MEI.

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

Pursuant to a Stock Purchase Agreement, dated as of July 30, 1998, between Apollo and Ronald Lightstone and the Company and a Stock Purchase Agreement, dated as of November 12, 1998, between Apollo, Mr. Lightstone and the Company, the Company sold an aggregate of 8,122,393 shares of Common Stock of the Company to Elkes Limited Partnership ("ELP") (as assignee of Apollo), Gorman Limited

Partnership ("GLP") (as assignee of Apollo) and Ronald Lightstone for an aggregate price of $5,840,000 (or $0.719 per share). The managing general partner of ELP is Terrence Elkes, the Chairman of the Board of Directors of the Company. The managing general partner of GLP is Kenneth Gorman, the Vice-Chairman of the Board of Directors of the Company. At the time, Mr. Lightstone was the President and Chief Executive Officer of, and a member of the Board of Directors of, the Company.

In December 1998, the Company sold an aggregate of 640,000 shares of Common Stock to ELP and GLP for $500,000.

In May and June 1999, as part of the private placement the Company sold 416,667 shares of Common Stock each to ELP and GLP and 250,000 shares to Peter Engel, who was at the time Chief Executive Officer of NewStar Publishing.

In the second quarter of 1999, at the Company's request and to assist it in raising additional financing, each of GLP, ELP and Mr. Lightstone entered into Stock Purchase Agreements with the Company pursuant to which each of GLP, ELP and Mr. Lightstone agreed to sell registered shares of Common Stock to purchasers identified by the Company and in the amount and at prices identified by it, with a simultaneous purchase unregistered shares from the Company by GLP, ELP and Mr. Lightstone, as applicable, of the same number of shares of Common Stock at the same price. A total of 1,271,781; 1,300,000; and 30,000 shares were purchased and sold by GLP, ELP and Mr.
Lightstone, respectively, in such transactions.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

LITIGATION

PENDING LEGAL PROCEEDINGS

The Company has been involved in numerous litigation and arbitration matters. These matters cost the Company substantial amounts in legal fees and divert the attention of management and employees from productive activities. In addition, if the outcome of litigation or arbitration proceedings is decided against it, the Company may incur significant monetary liability.

Below is a brief explanation of significant litigation and arbitration proceedings. In addition to these proceedings, the Company is a party to various other legal proceedings and claims incidental to its business.

In August 1993, a trial court confirmed an arbitration award in favor of the Company against Steven Stern and Sharmhill Productions in the approximate amount of $4.5 million relating to the film "Morning Glory" which was subsequently affirmed on appeal ("Stern Judgment"). In a related matter, the Company sought to restore certain alleged fraudulent conveyances that Mr. Stern had made. In August 1995, Mr. Stern filed for bankruptcy protection. The Chapter 7 Trustee is pursuing the fraudulent conveyance action on behalf of the bankruptcy estate and the Company is pursuing its own adversary proceeding against Mr. Stern and others in the bankruptcy case. There is no assurance that the Company will ultimately prevail, or as to if, when or in what amount it will be able to recover the amount of the original judgment.

In February 1993, Mr. Stern filed a complaint against the Company entitled Steven A. Stern and Steven A. Stern as assignee of the claims of Sharmhill Productions (B.C.), Inc., a bankrupt company v. Dove Audio, Inc. et al. (British Columbia Supreme Court, Vancouver Registry No. C930935) (the "Canadian Stern Action") claiming that he had been fraudulently induced to enter into the agreement underlying the arbitration award and seeking as damages in excess of the amount of the Stern Judgment. The Company believes that it has good and meritorious defenses to the Canadian Stern Action. Nevertheless, the Company may not prevail in the action.

In March 1996, the Company was served with a complaint in an action entitled Alexandra D. Datig v. Dove Audio, et al. (Los Angeles Superior Court Case No. BC145501) (the "Datig Action"). The Datig Action was brought by a contributor to, and relates to, the book "You'll Never Make Love In This Town Again." The Datig complaint sought in excess of a million dollars in monetary damages. In October 1996, the Company obtained a judgment of dismissal of the entire Datig Action, which judgment also awarded the Company its attorney fees and costs in defending the matter. Ms. Datig appealed the judgment. On July 15, 1999, the Court of Appeal of the State of California Second Appellate District Division 3 issued its opinion on plaintiff's appeal from judgment in the matter, which opinion was modified on August 13, 1999. The appeals court reversed the judgment and remanded the proceeding to the trial court. On March 30, 2000, the trial court struck plaintiff's complaint in its entirety with leave to amend. While the Company believes that it has good and meritorious defenses to the claims in the action at the trial court level, there can be no assurance that it will prevail in the action.

LEGAL PROCEEDINGS SETTLED, DISMISSED OR ON APPEAL

In June 1997, the Company was served with a complaint in an action entitled Michael Bass v. Penguin USA Inc., et al. (New York Superior Court Case No. 97-111143). The complaint alleged among other things that the book "You'll Never Make Love In This Town Again" defamed Mr. Bass and violated his rights of publicity under New York statutes. The complaint sought damages of $70,000,000 for defamation and $20,000,000 for violation of the New York right of publicity statutes and an injunction taking the book out of circulation and prohibiting the use of Mr. Bass' name. The action in New York was discontinued in 1997 after Mr. Bass filed a similar action in the State of California entitled Michael Bass
v. Penguin USA et. al. (California Superior Court Case No. SC049191) seeking essentially the same damages. The action in California was dismissed with prejudice on July 6, 1998.

In August 1997, Michael Viner and Deborah Raffin, former principals, commenced an arbitration against the Company seeking specific performance of, and alleging breach of, a termination agreement to which they and the Company are a party, and claimed damages in excess of $165,000 and additional reimbursements allegedly due for other items. The company filed its own claims against the former principals. On July 17, 1998, the arbitrator ruled in the Company's favor on some issues and in favor of the former principals on other issues, resulting in a net recovery by the former principals of approximately $30,000. The arbitrator also confirmed an earlier ruling that a provision of the termination agreement prohibiting the former principals from competing with the Company in the audio book business for a period of four years from June 10, 1997 is valid and enforceable, and enjoined and restrained the former principals from engaging in the audio book business during that period. On December 30, 1998, the Los Angeles Superior Court entered judgement confirming the arbitrator's award and subsequently awarded the Company approximately $30,000 in costs and attorneys' fees. On February 25, 1999 the former principals appealed the court's judgment. On March 23, 2000, the Court of Appeal of the State of California Second Appellate District Division 3 affirmed the judgment. Effective March 31, 2000, the Company settled this proceeding as part of the Overall Viner Settlement.

On September 28, 1998, the former principals, commenced an arbitration against the Company, alleging breach of, and seeking specific performance of the termination agreement. In December 1998, the former principals asserted that they were entitled to rescission of the termination agreement for material failure of consideration, or, in the alternative, unspecified damages against the Company. In a decision dated March 31, 1999, the arbitrator determined that the former principals may not rescind the termination agreement on the grounds presented to the arbitrator. The arbitrator issued a subsequent decision dated November 19, 1999, which he thereafter corrected and amended and purported to later clarify, in which he determined that a portion of the termination agreement prohibiting the former principals from hiring, soliciting, encouraging the departure of, or engaging or seeking to employ authors under contract to us or included in our catalogs is void and unenforceable. The arbitrator also determined that the former principals had the discretion to elect to receive payments under the termination agreement in cash, rather than preferred stock. The former principals have sought to have the Los Angeles Superior Court confirm the clarified, corrected and amended award. Effective March 31, 2000, the Company settled this proceeding as part of the Overall Viner Settlement.

On June 1, 1999, a complaint entitled Michael Viner and Deborah Raffin v. NewStar Media Inc. (BC 211240) was filed in Los Angeles Superior Court. The former principals alleged violation of the Lanham Act, statutory and common law unfair competition and common law unfair competition and false advertising with respect to executive producer credits on the covers of various audio books and with respect to credits for two television motion pictures. The complaint sought damages in an amount according to proof, punitive damages, and preliminary and permanent injunctive relief. On August 4, 1999, the Company removed the action to the United States District Court for the Central District of California Western Division (Case No. 99-07970 CBM (SHx)). On March 31, 2000, the Company settled this action as part of the Overall Viner Settlement.F-18

On March 1, 2000, a complaint entitled Michael Viner and Deborah Raffin v. NewStar Media Inc. (BC 225685) was filed in Los Angeles Superior Court. The plaintiffs alleged that they were entitled to indemnity for the arbitration proceedings that MEI commenced against the former principals in the second quarter of 1999. On March 31, 2000, the Company settled this action as part of the Overall Viner Settlement.

Effective March 31, 2000, the Company entered into a settlement with the former principals (the "Overall Viner Settlement") ending all of the outstanding litigation and resolving various matters relating to the termination agreement. The Overall Viner Settlement provides for dismissals with prejudice of all pending arbitration and litigation proceedings with the former principals and terminates any obligation to pay the former principals the remaining $900,000 accrued under the termination agreement. In exchange, the Company transferred to the former principals (to the extent permissable) our interests in various books, audio books, and videos, and elements thereof, that were not producing a material portion of our revenues, including the Dove Kids books and audio books and most of our classic audio books, while retaining the rights to use our abridgements of the classics titles for future audio books. The Overall Viner Settlement also permits the former principals to engage in the audio book business fourteen months earlier than permitted by the termination agreement. The Company will record the benefit of approximately $800,000 from this settlement on March 31, 2000.

In December of 1997, the Company was served with a complaint in an action entitled Gerald J. Leider v. Dove Entertainment, Inc., f.k.a. Dove Audio, Inc. (Los Angeles Superior Court Case No. BC 183056). Mr. Leider is a former Chairman of the Board and consultant to the Company and sought damages of approximately $287,000 for breach of contract and $60,000 for unpaid consulting fees. Mr. Leider also sought a declaration that the Company must comply with certain purported stock option agreements and for an order for inspection and copying of certain of its records and an award of expenses related thereto. On April 21, 1998, Mr. Leider obtained a writ of attachment for approximately $287,000 in respect of his claims, for which the Company substituted an undertaking for the amount of the attachment. On July 6, 1999, a first amended complaint in the action entitled Mattken Corp. and Gerald J. Leider v. NewStar Media Inc. was filed in the Los Angeles County Superior Court (BC 191736). The plaintiffs alleged breach of contract arising out of a purported agreement between Mr. Leider and the Company in connection with executive producer services on the motion picture "Morning Glory", and a purported sales agency agreement between Mattken Corp. and it. Plaintiffs were seeking damages in excess of $350,000. The Company has settled these actions. The amount to be paid by the Company is less than the amount of the attachment and is payable over time.

On July 10, 1998, an action entitled Palisades Pictures LLC, Nothing to Lose Productions Inc., CUB Films, Mark Severini, Eric Bross and Jeff Dowd v. Dove International, Inc., Dove Audio, Inc. and NewStar Media, Inc. was filed in Los Angeles Superior Court (BC 194069). Plaintiffs alleged breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty, interference with prospective economic advantage and promissory estoppel, arising out of an alleged distribution agreement pursuant to which Dove International, Inc. was to have distributed the motion picture "Nothing to Lose." Plaintiffs were seeking damages in excess of $1,000,000, plus punitive and exemplary damages. On August 30, 1999, the plaintiffs dismissed the action without prejudice for the purpose of settlement discussions, and the Company entered into a tolling agreement so that the plaintiffs could refile the action if the matter is not settled. The Company cannot assure you that it will be able to settle the matter, or if the matter is not settled, that it will prevail in the action.

In 1998, the class action cases, Alan Fields v. Dove Entertainment, Inc., et al. (Los Angeles Superior Court No. BC174659), Global Asset Allocation Consultants, L.L.C. v. Dove Entertainment, Inc., et al. (United States District Court for the Central District of California Civil Action No. 97-6253-WDK) and George, et al.

v. Dove Entertainment, Inc. et al. (United States District Court for the Central District of California Civil Action No. 97-7482-R) were settled between the parties (the "Class Action Settlement"). Subsequently, the Class Action Settlement was approved by both the federal and state courts. The state court approval became final and non-appealable in the fourth quarter of 1998 and the federal court approval became final and non-appealable in the first quarter of 1999.

In February 1999, the Company was served with a complaint in an action entitled Norton Herrick v. NewStar Media Inc., Michael Viner and Deborah Raffin Viner (Los Angeles Superior Court Case No. SC055421). The action was brought by one of the shareholders who opted out of the Company's class action lawsuits. The complaint alleges fraud, negligent misrepresentation, violation of sections 25400 and 25401 of the California Corporations Code and breach of fiduciary duty, and seeks recovery of in excess of $1,000,000 plus exemplary and punitive damages. The Company has settled this action which was covered by insurance.

In March 1999, the Company entered into a settlement agreement with the plaintiff in connection with the action entitled Robert H. Tourtelot v. Dove Audio, Inc. etc. et al. (Los Angeles Superior Court Case No. SC040739). Pursuant to the settlement agreement, the Company made payments over time to Mr. Tourtelot totaling $60,000.

In addition to the above claims, the Company is party to various other routine legal proceedings and claims incidental to its business.

There can be no assurances that the ultimate outcome of these matters will be resolved in the Company's favor. In addition, even if the ultimate outcome is resolved in its favor, involvement in any litigation or claims could entail considerable cost and the diversion of the attention of management, either of which could have a material adverse effect on the Company's business.

At December 31, 1999, $ 1,144,000 was reserved in respect of settlements and outstanding claims served against us.

OFFICE LEASE

Prior to 1997, the Company maintained its principal offices pursuant to non-cancelable operating leases that expired over periods from January 31, 1999 to March 26, 1999. These leases were subject to annual rent escalations and the pass-through of certain costs of the landlord. In connection with the Company's move to its current principal offices, the Company accrued the rent expense associated with the minimum future non-cancelable lease payments.

In January 1998, the Company sub-leased the above office space for the remainder of the term of the lease at an annual rent of $194,000.

In connection with the sale of its principal office building and land, the Company entered into a one-year operating lease to provide office space and parking that expired August 31, 1999. Prior to the expiration of this lease, the Company entered into an amended and restated lease that reduced the amount of space we would be occupying and which extended the term by two years. Monthly rental under the amended and restated lease is $29,000 for the first year and $29,870 thereafter. Either party to the lease has the right after August 31, 2000 to cancel the lease upon six months written notice.

Rent expense for the years ended December 31, 1999 and 1998, was $420,000 and $133,000, respectively.

Minimum future non-cancelable lease payments as of December 31, 1999 amount to $351,000 in 2000 and $60,000 in 2001.

RIGHTS ACQUISITIONS

In the ordinary course of business, the Company enters into agreements with authors and publishers for rights and other materials to publish and produce audio book titles and printed books.

NOTE 11 - CAPITAL ACTIVITIES

PREFERRED STOCK

The Company has 2,000,000 shares designated as Preferred Stock. At December 31, 1999, 220,033 of such shares are issued and outstanding and include the following:

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

     (4) No shares of Series E Preferred Stock are outstanding as of December 31, 1999. The Series E Preferred Stock has a stated value of $1,000 per share. The holders of the Series E Preferred Stock do not have voting rights and are not entitled to receive any dividends in respect thereof. The Series E Preferred Stock bears a liquidation preference in an amount equal to the stated value. Each share of Series E Preferred Stock is convertible at the option of the holder at any time into that number of shares of Common Stock calculated by dividing $1,000 by the applicable "conversion price." With respect to a share of Series E Preferred Stock, the conversion price is the average of the closing prices of the Common Stock for the five consecutive days prior to the date such share of Series E Preferred Stock was released from escrow. The Series E Preferred Stock is redeemable by us, in whole or in part, at any time 30 days after termination of the Escrow Agreement dated June 1997 among Michael Viner, Deborah Raffin, the Company and U.S. Trust Company of California, N.A., at a price equal to 80% of the stated value.

     Series B, Series C and Series D Preferred Stock rank pari passu with respect to liquidation and dividends. The Series E Preferred Stock is junior to the Company's Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock.

COMMON STOCK

During the year ended December 31, 1998, the Company issued the following shares of Common Stock:

     o 739,646 shares in satisfaction of vendor payables amounting to $652,000.
     o 19,608 shares to Steven Soloway as settlement of the Soloway Action in the amount of $38,000.
     o 17,391 shares to Spacetime Publications, Ltd representing $25,000 in connection with the settlement of claims.
     o 400,000 shares to Ronald Lightstone, the Company's President and Chief Executive, amounting to $500,000 and pursuant to an employment agreement between Mr. Lightstone and the Company.
     o 308,028 shares to MEI as payment of consulting fees in the amount of $400,000.
     o 34,014 shares to MEI as consideration for certain guarantees amounting to $50,000 made by MEI in connection with the Chase Loan.
     o 563,911 shares to MEI as payment of $686,000 of accrued preferred dividends.
     o 88,173 shares to the Former Principals pursuant to a certain Termination Agreement were converted from 135 shares of Series E Preferred Stock issued in the amount of $135,000.
     o    26,492 shares to the Company's deferred profit sharing plan.
     o 8,122,393 shares of Common Stock to ELP, GLP and Ronald Lightstone for an aggregate price of $5,840,000 pursuant to a Stock Purchase Agreement, dated as of July 30, 1998, among the Company, Apollo and Ronald Lightstone and a Stock Purchase Agreement, dated as of November 12, 1998, among the Company, Apollo and Ronald Lightstone.
     o    320,000 shares to Elkes Limited Partnership for $250,000.
     o    320,000 shares to Gorman Limited Partnership for $250,000.

During the year ended December 31, 1999, the Company issued the following shares of Common Stock

     o    37,641 shares in satisfaction of vendor payables amounting to $60,000.
     o    18,089 shares to MEI as payment of preferred dividends of $10,000.
     o 140,280 shares to the former principals pursuant to the termination agreement were converted from 189 shares of Series E Preferred Stock issued in the amount of $189,000.
     o 3,814,848 shares in connection with a private placement in May and June of 1999.
     o 300,000 shares in connection with the acquisition of the assets of Audio Literature

STOCK OPTIONS AND WARRANTS

On July 21, 1999, the Board approved the adoption of the NewStar Media Inc. 1999 Stock Incentive Plan (the "Plan") that was affirmatively approved on January 18, 2000 at the annual meeting of shareholders by holders of a majority of the shares of Common Stock or Equivalent Common Stock outstanding as of the record date for the meeting.

The Company had previously maintained a stock incentive plan (the "1994 Plan") that had 750,000 shares available for grant thereunder, of which 724,000 had been granted. The Board adopted the Plan, instead of amending the 1994 Plan, in order to increase the number of shares available to be granted and to update the 1994 Plan to reflect recent changes in the law and executive compensation plans in general. No further awards will be granted pursuant to the 1994 Plan (although awards previously granted will remain outstanding). The Plan has 5,000,000 shares available for grant thereunder.

The Plan authorizes the granting of stock incentive awards ("Awards") to employees, officers, directors, consultants, and the Company's advisors. The Plan is administered by a committee of the Board, or if no committee is designated by the Board, by the Board (the "Committee"). The Committee determines the number of shares to be covered by an Award, the term and exercise price, if any, of the Award, and other terms and provisions of Awards.

Awards can be Stock Options, Stock Appreciation Rights, Restricted Stock, and Deferred Stock Awards. The number and kind of shares available under the Plan are subject to adjustment in certain events.

Option activity under the Plans was as follows:

                                                                                           Weighted
                                                                                            Average
                                                         Number of         Exercise        Exercise
                                                           Shares           Price           Price
                                                       --------------  --------------  --------------
        Options outstanding at December 31, 1997              89,000    $2.50 - $6.00           $3.08
        Options issued                                       521,000            $1.50           $1.50
        Options canceled                                     (16,500)   $1.50 - $6.00           $1.77
                                                       --------------
        Options outstanding at December 31, 1998             593,500    $1.50 - $6.00           $1.73
        Options issued                                     1,475,000    $.875 - $1.88           $1.18
        Options canceled                                    (143,500)   $1.50 - $6.00           $1.75
                                                       --------------
        Options outstanding at December 31, 1999           1,925,000    $.875 - $3.75           $1.31
                                                       ==============

At December 31, 1998 and 1999, respectively, options to acquire 238,000 and 1,415,000 shares of Common Stock under the Plan were exercisable.

In addition to the above options issued under the Plan, at December 31, 1999, the following options to acquire shares of Common Stock were issued:

   (1) 300,000 options at $11.00 per share issued in 1996 to one of the principals of Four Point as part of an employment agreement. None of these options were exercisable at December 31, 1997. In January 1998, we agreed with the holder of such options to cancel such options and in lieu thereof issue 150,000 options at $1.50 per share under the Plan of which 100,000 were fully vested and the balance to vest in 2000.

   (2) 80,000 options issued in 1996 under the Plan, with an exercise price of $3.50 per share to the Company's public relations firm. As of December 31, 1998, the Company had terminated the agreement with the public relations firm and the options were cancelled.

   (3) 50,000 options at $2.50 per share in 1996 to a former acting officer. All of these options were exercisable at December 31, 1999 and none were exercised during 1999.

At December 31, 1999, the weighted average remaining contractual life of all outstanding options was 8.71 years.

Determining compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss attributable to common shareholders would have been increased to the pro forma amounts indicated below:

                                                                                  For the Years Ended December 31,
                                                                                  --------------------------------
                                                                                        1999              1998
                                                                                  ---------------  ---------------
        Basic and diluted loss attributable
           to Common Shareholders                As reported                      $  (10,924,000)  $   (4,936,000)
                                                 Pro forma                           (11,687,000)      (5,350,000)

        Basic and diluted loss per share         As reported                                (.55)            (.61)
                                                 Pro forma                                  (.59)            (.62)

The per share weighted-average fair value of stock options granted during the years ended December 31, 1999 and 1998 were $1.31 and $1.08, respectively, on the date of grant using the modified Black-Scholes option-pricing model with the following weighted-average assumptions: Expected dividend yield 0%, risk-free interest rate ranging from 4.75% to 6.18%, expected volatility of 46%, and an expected life of 4 years.

Warrant activity was as follows:

                                                                    Number of                         Weighted
                                                   Number of       Equivalent                          Average
                                                    Warrants      Common Shares   Exercise Price   Exercise Price
                                                ---------------  ---------------  ---------------  ---------------
       Warrants outstanding as of
           December 31, 1998                         4,664,013        4,664,013   $2.00 - $12.00   $         9.78
       Warrants issued                                      --               --   $ 2.00 - $4.50   $         2.42
       Warrants exercised                                   --               --
                                                ---------------  ---------------
       Warrants outstanding as of
           December 31, 1998                         4,664,013        4,664,013   $2.00 - $12.00   $         5.06
       Warrants issued                                      --               --
       Warrants cancelled                              215,088          215,088   $ 2.50 - $2.75   $         2.71
       Warrants exercised                                   --               --
                                                ---------------  ---------------
       Warrants outstanding as of
            December 31, 1999                        4,448,925        4,448,925   $2.00 - $12.00   $         5.17
                                                ===============  ===============


At December 31, 1999 all warrants were exercisable.

On August 16, 1999 in connection with the modification of the MEI guaranree, the Company agreed to extend the 3,000,000 warrants held by MEI by one year. See
Note 9 - Related Party Transactions.

In October 1996 the Company entered into a financial advisory agreement with Morgan Fuller pursuant to which Morgan Fuller agreed to provide it with certain financial advisory services. As compensation for such services, the Company granted to Morgan Fuller 180,000 warrants to purchase, for a period of three years from the date thereof, up to 180,000 shares of Common Stock at an exercise price of $2.75. The Company has recorded expense, equal to the fair market value of such warrants derived using the Black-Scholes method, over the term of the agreement. Such warrants expired in October 1999. The remaining warrants issued and outstanding were issued in conjunction with equity placements.


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

The Company is engaged in the publication of audio and printed books and the production and the distribution of filmed entertainment product. Revenues are generated from two reportable operating segments - publishing and filmed entertainment - based upon the nature of their products. Publishing produces and distributes audio book titles and publishes various printed books. Filmed entertainment develops, produces and distributes television programming and engages in the distribution of feature films.

The information in the following tables is derived from the segments' internal financial reporting for corporate management purposes:

                                                                           December 31,
                                                                      1999             1998
                                                                 ---------------  ---------------
         Net revenues
             Publishing                                          $    7,184,000   $    6,880,000
             Filmed entertainment                                     3,616,000        8,920,000
                                                                 ---------------  ---------------
        Total                                                    $   10,800,000   $   15,800,000

        Loss  before  gain on sale  of  long-term  investment,
        interest and income taxes
             Publishing                                          $   (5,114,000)  $   (1,521,000)
             Filmed entertainment                                    (1,780,000)        (224,000)
             Unallocated corporate                                   (3,587,000)      (4,123,000)
                                                                 ---------------  ---------------
        Total                                                    $  (10,481,000)  $   (5,868,000)

        Depreciation and amortization
             Publishing                                          $      179,000   $       26,000
             Filmed entertainment                                       542,000          711,000
             Unallocated corporate                                      329,000          237,000
                                                                 ---------------  ---------------
        Total                                                    $    1,050,000   $      974,000

        Purchases of property and equipment
             Publishing                                          $       32,000   $       86,000
             Filmed entertainment                                            --               --
             Unallocated corporate                                       78,000               --
                                                                 ---------------  ---------------
        Total                                                    $      110,000   $       86,000

        Total assets
             Publishing                                          $    7,410,000   $    6,197,000
             Filmed entertainment                                    13,965,000       11,636,000
             Unallocated corporate                                    1,391,000        1,244,000
                                                                 ---------------  ---------------
        Total                                                    $   22,766,000   $   19,077,000

The Company earned net revenues in excess of 10% of the Company's total net revenues from various customers in the film and publishing operating segments. Net revenues and net revenues as a percentage of our total net revenues from these customers were as follows:


                                                                      Year Ended December 31,
                                                                      1999             1998
                                                                 ---------------  ---------------
        ABC                                                              --       $5,200,000  33%
        Fox Family Channel                                       $2,947,000  27%          --
        The Lakeside Group                                       $1,254,000  11%          --
        Columbia Tri-Star                                                --       $1,718,000  11%

Three manufacturers supply a significant quantity of audio inventory. The Company believes there are other suppliers and accordingly, it is not dependent on these manufacturers as our sole source of product.

NOTE 13 - RETIREMENT AND SAVINGS PLAN

The Company has a 401(k) defined contribution retirement and savings plan covering all eligible employees who have completed 60 days of consecutive employment. Participants may make pre-tax contributions to the plan of up to 15% of their compensation subject to certain limitations as prescribed by the Internal Revenue Code. The Company matches the employee contribution up to 3% of the employee's compensation. The matching contribution vests to the employee on a staggered basis over three years and is fully vested at the end of the employee's third year of service.


NOTE  14 - ACQUISITION OF AUDIO LITERATURE

On June 1, 1999, the Company entered into an Asset Purchase Agreement with American Audio Literature, Inc. ("Audio Literature") whereby it purchased certain assets of Audio Literature including all of its inventory, production masters, prepaid expenses, sales and customer data, interests in various contracts, the Audio Literature corporate name and certain intangible and intellectual properties. The purchase price of these assets amounted to $1,550,000 and is comprised of 1) $200,000 in cash paid at closing on June 1, 1999, 2) $300,000 in cash subject to certain adjustments and payable on June 1, 2000, and 3) 300,000 shares of Common Stock ("Closing Shares") issued June 3, 1999 and valued by the Company and Audio Literature for purposes of the transaction at $3.50 per share. If the Common Stock does not reach $3.50 per share on at least one day during the period from June 1, 1999 through December 31, 2000, the Company will be required to issue additional shares of Common Stock to Audio Literature in a number equal to $3.50 minus the average of the closing prices of the Common Stock for the ninety consecutive trading days preceding and including December 31, 2000 ("Reissue Price") divided by the Reissue Price and multiplied by the number of Closing Shares still held by Audio Literature on December 31, 2000. In no event will the reissue Price be less than $ .50 per share resulting in a maximum of 1,800,000 additional shares.

The Company has accounted for the assets purchased at fair market value and no goodwill was recorded in connection with the transaction. Included in the fair market value of the assets recorded are production masters of $1,110,000 which are being amortized over a five-year period, ranging from 10% to 30% per year, consistent with the estimated useful timing of future revenues to be earned. The Company's estimate of the fair market value of the production masters is subject to adjustment, following the completion of an independent library valuation. Additionally, inventory and prepaid assets of $327,000 were recorded, and $113,000 was capitalized in connection with the estimated value of Audio Literature's sales and customer database that is being amortized on a straight-line basis over five years.

NOTE 15 - LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced significant negative cash flows from operations, including $7,018,000, $10,659,000, and $8,691,000 for the years ended December 31, 1999, 1998 and
1997, respectively. In November 1997, the Company entered into an agreement with Chase Bank providing it with an $8,000,000 loan facility for working capital purposes, which was increased to $10,000,000 in May 1998, and the Company had borrowed $9,083,000 against the facility as of December 31, 1999. As discussed in Note 8 of Notes To Consolidated Financial Statements, as of January 28, 1999, we had borrowed the maximum amount permitted to be borrowed under the Chase Loan. The Company was not in compliance with certain of the financial compliance tests at December 31, 1998, March 31, 1999 and June 30, 1999 and had requested waivers from Chase Bank. As of August 16, 1999, it had received such waivers and entered into amendments and waivers to the loan facility with Chase Bank. As a result of such amendments and waivers, the Company was in compliance with the aforementioned financial compliance tests. The Company was not in compliance with certain of the financial compliance tests at December 31, 1999 and has requested waivers from Chase Bank. As of April 11, 2000 the Company had not received such waivers and there is no assurance that it will receive them in the future.

The Company is currently experiencing a severe shortage of working capital and accordingly is in discussions with a number of potential sources to provide additional working capital whether through the issuance of additional equity or debt securities, additional bank financing or otherwise. However, there is no assurance that such financing will become available to the Company. In the event that additional funding is not obtained in the near future, the Company will not be able to continue operations.

To the extent the Company obtains financing through sales of equity securities, any such issuance of equity securities would result in dilution to the interests of our shareholders. Additionally, to the extent that the Company incurs indebtedness or issues debt securities in connection with any acquisition or otherwise, it will be subject to risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. If the Company receives funding through a sale of assets, those assets will no longer be available to the Company and its shareholders. Any proceeds from a sale of assets would be used to pay down the Chase Loan. There is no assurance that the Company would be able to reborrow such funds.

From time to time, the Company must fund its television production activities and publishing and television activities in advance of receipt of revenues.

The Company's television production activities can affect its capital needs in that the revenues from the initial licensing of television programming may be less than the associated production costs. The Company's ability to cover the production costs of particular television programming is dependent upon the availability, timing and amount of fees obtained from distributors and other third parties, including revenues from foreign or ancillary markets where available. In any event, from time to time the Company is required to fund at least a portion of its production costs, pending receipt of revenues, out of working capital. Although the Company's strategy generally is not to commence principal photography without first obtaining commitments that cover all or substantially all of the budgeted production costs, from time to time it may commence principal photography without having obtained commitments equal to or in excess of such costs. In these circumstances, it will be required to fund at least a portion of production and distribution costs, pending receipt of anticipated future revenues, from working capital, from additional debt or equity financings from outside sources or from other financing arrangements, including bank financing. There are however, no assurances that such financing may be obtained or obtained on acceptable terms. If we were unable to obtain financing, it will be required to reduce or curtail certain operations.

In order to obtain rights to certain properties for our publishing and television operations, we may be required to make advance cash payments to sources of such properties, including book authors and publishers. While we generally attempt to minimize the magnitude of such payments and to obtain advance commitments to offset such payments, we are not always able to do so and there is no assurance that we will be able to do so in the future.

NOTE 16 - FOURTH QUARTER ADJUSTMENTS

In the fourth quarter of 1999, the Company recorded $1,221,000 in inventory write-downs and a reserve against certain barter credit receivables resulting from a remainder sale of inventory. During 1999, we devised a new method of packaging our audio books. The write-downs and reserve were to reflect the disposition of audio book inventory with the prior packaging.

In addition, the Company will restate its results of operations for the three and nine months ended September 30, 1999 to reduce net publishing revenues and increase the net loss by $288,000 relating to the value of inventory sold in a transaction involving barter.

SIGNATURE

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14 day of April, 2000.


                                        NEWSTAR MEDIA INC.

                                        By:  /s/ TERRENCE A. ELKES
                                            ------------------------------------
                                            Terrence A. Elkes
                                            CHAIRMAN AND CHIEF EXECUTIVE OFFICER

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


     SIGNATURE                              TITLE                               DATE

     /s/ TERRENCE A. ELKES          Chairman and Chief Executive Officer        April 14, 2000
     ---------------------          Officer and Director
     Terrence A. Elkes

     /s/ JOHN T. BRADY              Chief Financial Officer and                 April 14, 2000
     ---------------------          Chief Accounting Officer
     John T. Brady

     /s/ KENNETH F. GORMAN          Vice-Chairman of the                        April 14, 2000
     ---------------------          Board of Directors
     Kenneth F. Gorman

     /s/ RONALD LIGHTSTONE          Director                                    April 14, 2000
     ---------------------
     Ronald Lightstone

     /s/ JOHN T. HEALY              Director                                    April 14, 2000
     ---------------------
     John T. Healy

     /s/ BRUCE MAGGIN               Director                                    April 14, 2000
     ---------------------
     Bruce Maggin

     /s/JOHN R. SPRIESER            Director                                    April 14, 2000
     ---------------------
     John R. Sprieser

     /s/ LEE MASTERS                Director                                    April 14, 2000
     ---------------------
     Lee Masters

(2) EXHIBITS

   EXHIBIT NO.                           DESCRIPTION
----------------    ------------------------------------------------------------

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

3.8                 Amended and Restated Bylaws of the Company (filed as Exhibit
                    3.8 to the Annual Report on Form 3.8 10-KSB for the fiscal year ended 1997)

3.9 Certificate of Amendment of Articles of Incorporation of the Company filed with the Secretary of State of California on May 4, 1998 (filed as Exhibit 3.9 to the Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1998)

3.10 Certificate of Amendment of Articles of Incorporation of the Company filed with the Secretary of State of California on June 29, 1999

4.1 Specimen Series A Preferred Stock certificate of the Company (filed as Exhibit 4.2 to Amendment No. 2 to the Registration Statement filed with the Commission on November 29, 1994 ("Amendment No. 2"))

4.2 Form of Certificate of Determination of the Series A Preferred Stock of the Company (filed as Exhibit 4.3 to the Registration Statement)

4.3                 Form of Underwriter's Warrant Agreement (filed as Exhibit
                    4.4 to the Registration Statement)

   EXHIBIT NO.                           DESCRIPTION
----------------    ------------------------------------------------------------

4.4                 Form of Warrant Agreement (filed as Exhibit 4.5 to the
                    Registration Statement)

4.5 Form of Subscription Agreement (filed as Exhibit 4.6 to Amendment No. 1 to the Registration Statement ("Amendment No. 1 ") filed with the Commission on November 2, 1994)

4.6 Placement Agency Agreement dated August 1, 1994 between the Company and Joseph Stevens & Company, LP (filed as Exhibit
                    4.7 to Amendment No. 1)

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

4.17 Form of Warrant Agreement dated as of April 1, 1997 (filed as Exhibit 4.18 to the Annual Report on Form 10-KSB for the fiscal year ended 1996)

   EXHIBIT NO.                           DESCRIPTION
----------------    ------------------------------------------------------------

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

   EXHIBIT NO.                           DESCRIPTION
----------------    ------------------------------------------------------------

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

   EXHIBIT NO.                           DESCRIPTION
----------------    ------------------------------------------------------------

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

   EXHIBIT NO.                           DESCRIPTION
----------------    ------------------------------------------------------------

10.30 Deed of Trust, dated July 21, 1998, among NewStar Media Inc., Apollo Partners, LLC and North American Title Company (filed as Exhibit 10.66 to the Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1998)


10.31 Employment Agreement dated as of January 1, 1998, between Dove Four Point, Inc. and Ron Ziskin (filed as Exhibit 10.68 to the Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1998)

10.32 Incentive Stock Option Agreement, dated as of January 1, 1998, between NewStar Media Inc. and Ron Ziskin on behalf of the Wedner-Ziskin Family Trust (filed as Exhibit 10.68 to the Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1998)

10.33 Stock Purchase Agreement, dated as of July 30, 1998, among NewStar Media Inc., Apollo Partners, LLC and Ronald Lightstone (filed as Exhibit 10.67 to the Company's Current Report on Form 8-K filed with the Commission on September 3,
                    1998)

10.34 Registration Rights Agreement, dated as of July 30, 1998, by and among NewStar Media Inc., Apollo Partners, LLC and Ronald Lightstone (filed as Exhibit 10.34 to the Company's Report on Form 10-KSB for the fiscal year ended 1998)

10.35 Standard Offer, Agreement and Escrow Instruction for Purchase of Real Estate, dated July 13, 1998, between Barry Beitler and Tony Dorn, as buyers and NewStar Media Inc., as seller (filed as Exhibit 10.35 to the Company's Report on Form 10-KSB for the fiscal year ended 1998)

10.36 Residential Purchase Agreement, dated July 20, 1998, between Barry Beitler and Tony Dorn, as buyers, and NewStar Media Inc., as seller (filed as Exhibit 10.36 to the Company's Report on Form 10-KSB for the fiscal year ended 1998)

10.37 Standard Industrial Lease - Special Net, dated August 5, 1998, between NewStar Media Inc. and 8955 Beverly Partnership (filed as Exhibit 10.37 to the Company's Report on Form 10-KSB for the fiscal year ended 1998)

10.38 Stock Purchase Agreement, made as of November 12, 1998, among NewStar Media Inc., Apollo Partners, LLC and Ronald Lightstone (filed as Exhibit 10.38 to the Company's Report on Form 10-KSB for the fiscal year ended 1998)

10.39 Registration Rights Agreement, dated as of November 12, 1998, by and among NewStar Media Inc., Apollo Partners, LLC and Ronald Lightstone (filed as Exhibit 10.39 to the Company's Report on Form 10-KSB for the fiscal year ended
                    1998)

10.40 Agreement, dated as of July 30, 1998, between Media Equities International, LLC and NewStar Media Inc. (filed as Exhibit
                    10.40 to the Company's Report on Form 10-KSB for the fiscal year ended 1998)

10.41 Incentive Stock Option Agreement, entered into as of January 1, 1998, by and between NewStar Media Inc. and Neil Topham (filed as Exhibit 10.41 to the Company's Report on Form 10-KSB for the fiscal year ended 1998)

   EXHIBIT NO.                           DESCRIPTION
----------------    ------------------------------------------------------------

10.42 Incentive Stock Option Agreement, entered into as of January 1, 1998, by and between NewStar Media Inc. and Robert Murray (filed as Exhibit 10.42 to the Company's Report on Form 10-KSB for the fiscal year ended 1998)

10.43 Trust Agreement, made December 30, 1998, by and between NewStar Media Inc. and Robert Murray, as trustee (filed as
                    Exhibit 10.43 to the Company's Report on Form 10-KSB for the fiscal year ended 1998)

10.44 Letter Agreement, dated July 1, 1998, among NewStar Media Inc., Dove Four Point, Inc., Dove Entertainment, Inc., Dove Audio, Inc., NewStar Worldwide Inc., Terrence A. Elkes, Kenneth F. Gorman, Ronald Lightstone, Jack Healy, Bruce Maggin, Media Equities International, LLC and The Chase Manhattan Bank (filed as Exhibit 10.44 to the Company's Report on Form 10-KSB for the fiscal year ended 1998)

10.45 Consent Regarding "Limitations on Indebtedness" and "Limitations on Liens" dated July 14, 1998 between The Chase Manhattan Bank and NewStar Media Inc., Dove Four Point, Inc., NewStar Worldwide Inc., NewStar Television Inc., Dove Entertainment, Inc. and Dove Audio, Inc. (filed as Exhibit
                    10.45 to the Company's Report on Form 10-KSB for the fiscal year ended 1998)

10.46 Consent, dated April 28, 1998, between The Chase Manhattan Bank and Dove Entertainment, Inc. (filed as Exhibit 10.46 to the Company's Report on Form 10-KSB for the fiscal year ended 1998)

10.47 Consent regarding "Limitation on Indebtedness", dated December 5, 1997, between The Chase Manhattan Bank and Dove Entertainment, Inc., Dove Four Point, Inc. and Dove International, Inc. (filed as Exhibit 10.47 to the Company's Report on Form 10-KSB for the fiscal year ended 1998)

10.48 Limited Waiver regarding "Consolidated Capital Base", dated July 29, 1998, between The Chase Manhattan Bank and NewStar Media Inc., NewStar Worldwide Inc., NewStar Television Inc., Dove Four Point, Inc. Dove Entertainment, Inc. and Dove Audio, Inc. (filed as Exhibit 10.48 to the Company's Report on Form 10-KSB for the fiscal year ended 1998)

10.49 Modification Agreement, dated as of May 21, 1998 among Terrence A. Elkes, Kenneth F. Gorman, Bruce Maggin, John T. Healy, Ronald Lightstone, NewStar Media Inc., NewStar Worldwide Inc., Dove Four Point, Inc., Dove Entertainment, Inc., Dove Audio, Inc., Media Equities International, LLC., and The Chase Manhattan Bank (filed as Exhibit 10.49 to the Company's Report on Form 10-KSB for the fiscal year ended
                    1998)

10.50 Instrument of Assumption and Joinder dated as of May 14, 1998 made by Dove Entertainment, Inc. in favor of The Chase Manhattan Bank (filed as Exhibit 10.50 to the Company's Report on Form 10-KSB for the fiscal year ended 1998)

   EXHIBIT NO.                           DESCRIPTION
----------------    ------------------------------------------------------------

10.51 Instrument of Assumption and Joinder dated as of May 14, 1998 made by Dove Audio, Inc. in favor of The Chase Manhattan Bank (filed as Exhibit 10.51 to the Company's Report on Form 10-KSB for the fiscal year ended 1998)


10.52 Supplement No. 2 to the Copyright Security Agreement dated as of May 14, 1998 by NewStar Media Inc. in favor of The Chase Manhattan Bank (filed as Exhibit 10.52 to the Company's Report on Form 10-KSB for the fiscal year ended
                    1998)

10.53 Amendment No. 3 to the Credit Agreement dated as 10.53 of May 21, 1998, between the Company, Dove International Inc., Dove Four Point, Inc. and the Chase Manhattan Bank (filed as
                    Exhibit 10.53 to the Company's Report on Form 10-KSB for the fiscal year ended 1998)

10.54 Agreement, dated as of December 31, 1998, between Media Equities International, LLC and NewStar Media Inc. (filed as
                    Exhibit 10.54 to the Company's Report on Form 10-KSB for the fiscal year ended 1998)

10.55 Stock Purchase Agreement dated as of April 1, 1999 between NewStar Media Inc. and Ronald Lightstone (filed as Exhibit
                    10.1 to the Company's Report on Form 10QSB for the period ended June 30, 1999)

10.56 Stock Purchase Agreement dated as of April 1, 1999 between NewStar Media Inc. and Gorman Limited Partnership (filed as
                    Exhibit 10.2 to the Company's Report on Form 10QSB for the period ended June 30, 1999)

10.57 Stock Purchase Agreement dated as of April 1, 1999 between NewStar Media Inc. and Elkes Limited Partnership (filed as
                    Exhibit 10.3 to the Company's Report on Form 10QSB for the period ended June 30, 1999)

10.58 Stock Purchase Agreement dated as of May 4, 1999 between NewStar Media Inc. and Gorman Limited Partnership (filed as
                    Exhibit 10.4 to the Company's Report on Form 10QSB for the period ended June 30, 1999)

10.59 Stock Purchase Agreement dated as of May 4, 1999 between NewStar Media Inc. and Elkes Limited Partnership (filed as
                    Exhibit 10.5 to the Company's Report on Form 10QSB for the period ended June 30, 1999)

10.60 Stock Purchase Agreement dated as of May 19, 1999 between NewStar Media Inc. and Peter Engel (filed as Exhibit 10.6 to the Company's Report on Form 10QSB for the period ended June 30, 1999)

10.61 Registration Rights Agreement dated as of May 17, 1999 between NewStar Media Inc. and Peter Engel (filed as Exhibit
                    10.7 to the Company's Report on Form 10QSB for the period ended June 30, 1999)

   EXHIBIT NO.                           DESCRIPTION
----------------    ------------------------------------------------------------

10.62 Agreement, dated as of November 15, 1999, between Media Equities International, LLC and NewStar Media Inc.

10.63 NewStar Media Inc. 1999 Stock Incentive Plan (filed as Exhibit A to the Company's Notice of Annual Meeting of Shareholders to be held December 8, 1999 issued on November 19,1999)

10.64 Key Executive Severance Agreement dated as of September 22, 1999 between NewStar Media Inc. and Robert C. Murray.

10.65 Key Executive Severance Agreement dated as of September 22, 1999 between NewStar Media Inc. and John T. Brady.

10.66 Amended and Restated Credit, Security, Guaranty and Pledge Agreement Dated as of November 4, 1997, as Amended and Restated as of August 16, 1999


21.1 Subsidiaries of NewStar Media Inc. (filed as Exhibit 21.1 to the Company's Report on Form 10-KSB for the fiscal year ended 1998)

23                  Consent of KPMG LLP

27.1                Financial Data Schedule