Form 10QSB/A
period 1999-09-30
NEWSTAR MEDIA INC
filed 2000-04-26
CIK 930436

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

PART I

FINANCIAL INFORMATION

The Company is filing this amendment to its Quarterly Report on Form 10-QSB for the period ended September 30, 1999 filed with the Securities and Exchange Commission on November 18, 1999 in order to revise the Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations sections of that report. During its 1999 year end closing, the Company learned that, based on more current information, the estimated fair market value of certain inventory sold for cash and barter credits in the third quarter was lower than the amount the Company had used for purposes of valuing the transaction. Accordingly, the Company is restating its 1999 third quarter and nine months results. This revision results in a reduction in previously reported revenues and an increase in net loss of $288,000. Pursuant to rule 12b-15 under the Securities and Exchange Act of 1934, the Company is including the complete text of the Quarterly Report as revised. The Company has not updated the Quarterly Report to reflect any other developments subsequent to the filing of the 10-QSB, which are reported in the Company's 10-KSB for the year ended December 31, 1999.

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS


                                    NEWSTAR MEDIA INC.
                          CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                    September 30, 1999
                                          ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                     $   1,442,000
  Accounts receivable, net of allowances of  $1,210,000                             3,698,000
  Barter receivable                                                                   443,000
  Inventory                                                                         2,481,000
  Film costs                                                                        4,018,000
  Due from related party                                                               36,000
  Prepaid expenses and other assets                                                   994,000
                                                                                --------------
     Total current assets                                                          13,112,000

NON-CURRENT ASSETS
  Production masters, net                                                           2,906,000
  Film costs, net                                                                   3,382,000
  Property and equipment, net                                                         618,000
  Goodwill and other assets                                                         5,532,000
                                                                                --------------
     Total non-current assets                                                      12,438,000
                                                                                --------------
     Total assets                                                               $  25,550,000
                                                                                ==============

                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                         $   5,911,000
  Notes payable                                                                        16,000
  Advances and deferred income                                                      4,252,000
                                                                                --------------
     Total current liabilities                                                     10,179,000

NON-CURRENT LIABILITIES
  Note payable                                                                     8,307,000
  Accrued liabilities                                                                 437,000
                                                                                --------------
     Total non-current liabilities                                                  8,744,000
                                                                                --------------
     Total liabilities                                                             18,923,000
                                                                                --------------


SHAREHOLDERS' EQUITY
  Preferred stock $.01 par value; 2,000,000 shares authorized and
    220,033 shares issued and outstanding, liquidation preference $6,776,000            2,000
  Common stock $.01 par value; 50,000,000 shares authorized and
    21,565,658 shares issued and outstanding                                          216,000
   Unearned compensation                                                             (129,000)
   Additional paid-in capital                                                      43,271,000
   Accumulated deficit                                                            (36,733,000)
                                                                                --------------
     Total shareholders' equity                                                     6,627,000
                                                                                --------------
     Total liabilities and shareholders' equity                                 $  25,550,000
                                                                                ==============

           See accompanying notes to consolidated financial statements


                                         NEWSTAR MEDIA INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                 Quarter Ended September 30,
                                                           --------------------------------------
                                                                 1999                   1998
                                                                 ----                   ----
Revenues
  Publishing, net                                          $    2,622,000        $     1,915,000
  Film                                                          1,069,000              1,792,000
                                                           ---------------       ----------------
                                                                3,691,000              3,707,000
Cost of sales
  Publishing                                                    1,922,000              1,089,000
  Film                                                            943,000              1,601,000
                                                           ---------------       ----------------
                                                                2,865,000              2,690,000
                                                           ---------------       ----------------

Gross profit                                                      826,000              1,017,000

Selling, general and administrative expenses                    3,009,000              1,928,000
                                                           ---------------       ----------------

Loss from operations                                           (2,183,000)              (911,000)

Gain on sale of land and building                                      --              1,734,000
Interest expense, net                                            (252,000)              (318,000)
                                                           ---------------       ----------------
Income (loss) before income taxes                              (2,435,000)               507,000
Income tax expense                                                 (1,000)                (2,000)
                                                           ---------------       ----------------

Net income (loss)                                          $   (2,436,000)       $       505,000
                                                           ===============       ================
Basic income (loss) attributable to common
     shareholders                                          $   (2,436,000)       $       398,000
                                                           ===============       ================

Basic income (loss) per common share                       $         (.11)       $           .05
                                                           ===============       ================
Weighted average number of common
     shares outstanding                                        21,563,000              8,596,000
                                                           ===============       ================
Diluted income (loss) attributable to fully
    diluted common shareholders                            $   (2,436,000)       $       505,000
                                                           ===============       ================

Diluted income (loss) per common share                     $         (.11)       $           .04
                                                           ===============       ================
Weighted average number of common
    shares outstanding                                         21,563,000             11,814,000
                                                           ===============       ================

           See accompanying notes to consolidated financial statements


                                         NEWSTAR MEDIA INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                              Nine Months Ended September 30,
                                                          --------------------------------------
                                                                1999                   1998
                                                                ----                   ----
Revenues
  Publishing, net                                         $     5,135,000       $     5,430,000
  Film                                                          1,460,000             8,590,000
                                                          ----------------      ----------------
                                                                6,595,000            14,020,000
Cost of sales
  Publishing                                                    3,477,000             3,593,000
  Film                                                          1,369,000             6,455,000
                                                          ----------------      ----------------
                                                                4,846,000            10,048,000
                                                          ----------------      ----------------
Gross profit                                                    1,749,000             3,972,000

Selling, general and administrative expenses                    7,881,000             6,841,000
                                                          ----------------      ----------------

Loss from operations                                           (6,132,000)           (2,869,000)

Gain on sale of land and building                                      --             1,734,000
Gain on sale of long-term investment                              594,000                    --
Interest expense, net                                            (653,000)             (620,000)
                                                          ----------------      ----------------

Loss before income taxes                                       (6,191,000)           (1,755,000)

Income tax expense                                                 (3,000)               (2,000)
                                                          ----------------      ----------------

Net loss                                                  $    (6,194,000)       $   (1,757,000)
                                                          ================       ===============
Basic and diluted loss attributable to common
     shareholders                                         $    (6,194,000)       $   (2,077,000)
                                                          ================       ===============

Basic and diluted loss per common share                   $          (.32)       $         (.29)
                                                          ================       ===============

Weighted average number of common
     shares outstanding                                        19,394,000             7,287,000
                                                          ================       ===============

                                         NEWSTAR MEDIA INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                  Nine Months Ended September 30,
                                                                -----------------------------------
                                                                      1999                1998
                                                                      ----                ----
OPERATING ACTIVITIES
  Net loss                                                      $   (6,194,000)     $   (1,757,000)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
  Depreciation and amortization                                        570,000             405,000
  Amortization of goodwill                                             179,000             189,000
  Amortization of production masters                                   818,000           1,232,000
  Amortization of film costs                                         1,498,000           6,022,000
  Provision for doubtful accounts                                       56,000                  --
  Gain on sale of building and land                                         --          (1,734,000)
  Gain on sale of long-term investment                                (594,000)                 --
  Stock Based Compensation                                             125,000             125,000
  Changes in operating assets and liabilities:
     Accounts receivable                                            (1,715,000)         (2,040,000)
     Inventory                                                         607,000             746,000
     Prepaid expenses and other assets                                 181,000            (372,000)
     Expenditures for production masters                            (1,355,000)         (1,105,000)
     Film cost additions                                            (4,123,000)         (9,406,000)
     Accounts payable and accrued expenses                           1,057,000            (997,000)
     Advances and deferred revenue                                   3,992,000            (329,000)
     Other                                                              57,000               5,000
                                                                ---------------     ---------------
  Net cash used in operating activities                             (4,841,000)         (9,016,000)
                                                                ---------------     ---------------

INVESTING ACTIVITIES
  Proceeds from sale of long-term investment                           613,000                  --
  Purchase of Audio Literature                                        (200,000)                 --
  Proceeds from sale of property and equipment, net                    124,000           4,166,000
  Purchase of property and equipment                                  (118,000)                 --
                                                                ---------------     ---------------
  Net cash provided by investing activities                            419,000           4,166,000
                                                                ---------------     ---------------

FINANCING ACTIVITIES
  Proceeds of bank borrowings                                        3,600,000           7,849,000
  Repayments of bank borrowings and notes payable                   (2,734,000)         (8,591,000)
  Proceeds from issuance of common stock                             4,545,000           5,500,000
                                                                ---------------     ---------------
     Net cash provided by financing activities                       5,411,000           4,758,000
                                                                ---------------     ---------------
Net decrease in cash and cash equivalents                              989,000             (92,000)
Cash and cash equivalents at beginning of the period                   453,000             302,000
                                                                ---------------     ---------------
Cash and cash equivalents at end of the period                  $    1,442,000      $      210,000
                                                                ===============     ===============

          See accompanying notes to consolidated financial statements.

                                         NEWSTAR MEDIA INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

                                                              Nine Months Ended September 30,
                                                             ---------------------------------
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

Had the Company determined compensation cost based on the fair value at the grant date for its Options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                            Nine months Ended September 30,
                                       -----------------------------------------
                                             1999                   1998
                                             ----                   ----
Net loss attributable to
common shareholders
     As reported                       $      (6,194,000)    $       (2,077,000)
     Pro forma                         $      (7,292,000)    $       (2,178,000)

Net loss per share
     As reported                       $            (.32)    $             (.29)
     Pro forma                         $            (.38)    $             (.30)

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

Warrants outstanding at September 30, 1999 were as follows:

                   Number of                              Weighted
                  Equivalent                               Average
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

Revenues for the quarter ended September 30, 1999 were $3,691,000 compared with $3,707,000 for the same period in 1998. Net loss for the quarter was $2,436,000 compared to net income of $505,000 for the same period in 1998.

Revenues for the nine months ended September 30, 1999 were $6,595,000 compared with $14,020,000 for the same period last year. The Company incurred a net loss of $6,194,000 for the nine months compared to a net loss of $1,757,000 in 1998.

The increase in revenues for the quarter ended September 30, 1999 was primarily attributable to an individual transaction for a sale of 526,000 units of audio book inventory, which was recorded based upon the estimated fair market value of the inventory, in exchange for $278,000 in cash and $443,000 of barter credits to be applied towards the future purchase of media advertising. Such higher publishing revenue was partially offset by a reduction in television revenues due to the timing of the delivery of television motion pictures and series production. The increase in loss from operations for the quarter was primarily caused by an increase in selling, general and administrative expenses. The increase in these expenses was mainly attributed to increased staff costs, operating expenses related to the acquisition of American Audio Literature in the second quarter of 1999 and marketing and development cost associated with the Company's launch of its AudioUniverse.com website in June of this year.

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

RESULTS OF OPERATIONS

The following table sets forth divisional revenues and operating expenses as a percentage of total revenues:

                                          Quarter Ended September 30,            Nine Months Ended September 30,
                                          ---------------------------            -------------------------------
                                              1999          1998                       1999             1998
                                              ----          ----                       ----             ----
REVENUES
   Publishing                                      71 %         52 %                        78 %         39 %
   Television and film                             29           48                          22           61
                                           -----------   ----------                 -----------   ----------
   Total                                          100 %        100 %                       100 %        100 %
                                           -----------   ----------                 -----------   ----------
OPERATING EXPENSES
   Publishing                                      52 %         29 %                        53 %         26 %
   Television and film                             26           43                          21           46
   Selling, general & administrative               81           52                         119           49

                                           -----------   ----------                 -----------   ----------
   Total                                          159 %        124 %                       193 %        121 %
                                           -----------   ----------                 -----------   ----------


QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1998
-----------------------------------------------------------------------------

Publishing
----------

REVENUES. Net publishing revenues for the quarter ended September 30, 1999 increased $707,000 to $2,622,000 compared with $1,915,000 for the quarter ended September 30, 1998 with the increase being attributable to a sale of 526,000 units of audio book inventory, which was recorded based upon the estimated fair market value of the inventory, in exchange for $278,000 in cash and $443,000 of barter credits to be used towards the future purchase of media advertising. Leading audio book publications during the current quarter included The Phantom of Manhattan by Frederick Forsyth, Mother of Pearl by Melinda Haynes and Family Honor by Robert B. Parker.

COST OF SALES. Cost of sales for the quarter ended September 30, 1999 increased $835,000 to $1,922,000 from $1,089,000 for the quarter ended September 30, 1998.
The increase is primarily due to an individual transaction for the sale of 526,000 units of audio book inventory, as described above, and the related cost of sales of $1,009,000. This increase was partially offset by lower production and manufacturing costs and a change in the fourth quarter of 1998 in the estimate of percentages used to amortize capitalized production costs. As a result, cost of sales as a percentage of net publishing revenues was 69% in the quarter ended September 30, 1999 compared to the 57% for the quarter September 30, 1998.

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

General
-------

GROSS PROFIT. The Company experienced a gross profit of $826,000 for the quarter ended September 30, 1999 compared to $1,017,000 for the quarter ended September 30, 1998, resulting from the matters previously discussed regarding publishing and film revenues and cost of sales.

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

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------
1998
----

Publishing
----------

REVENUES. Net publishing revenues for the nine months ended September 30, 1999 decreased $295,000 to $5,135,000 compared with $5,430,000 for the quarter ended September 30, 1998 with the decrease being primarily due to a lower volume of titles published. This decrease is partially offset by the sale of 526,000 units of audio book inventory, which was recorded based upon the estimated fair market value of the inventory, in exchange for $278,000 in cash and $443,000 of barter credits to be used towards the future purchase of media advertising. Leading audio book publications during the current quarter included The Warren Buffet Portfolio by Robert G. Hagstrom, Hush Money by Burt Reynolds and Mother of Pearl by Melinda Haynes.

COST OF SALES. Cost of sales for the nine months ended September 30, 1999 decreased $116,000 to $3,477,000 from $3,593,000 for the nine months ended September 30, 1998. The decrease is primarily due to a decrease in the number of audio books published, lower production and manufacturing costs and a change in the fourth quarter of 1998 in the estimate of percentages used to amortize capitalized production costs. This decrease is partially offset by an individual transaction for the sale of 526,000 units of audio book inventory, as described above, and the related cost of sales of $1,009,000. As a result, cost of sales as a percentage of net publishing revenues was 66% for the nine months ended September 30, 1999 and 1998.

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

General
-------

GROSS PROFIT. The Company experienced a gross profit of $1,749,000 for the nine months ended September 30, 1999 compared to $3,972,000 for the same period in 1998, resulting from the matters previously discussed regarding publishing and film revenues and cost of sales.

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

As of November 5, 1999 the Company's unused sources of funds was approximately $849,000 and consisted of availability under the Chase Loan facility and cash. In order to maintain its operation over the next twelve months, it will be necessary for the Company obtain additional capital. There is no assurance that the Company will be successful in obtaining such additional capital, and if additional capital is obtained is obtained it may not be obtained on favorable.

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

                                         NEWSTAR MEDIA INC.

Date: April 18, 2000                     By  /s/ TERRENCE A. ELKES
                                            ----------------------
                                            Terrence A. Elkes
                                            Chairman and Chief Executive Officer


Date: April 18, 2000                     By   /s/ JOHN T. BRADY
                                             ------------------
                                             John T. Brady
                                             Chief Financial Officer

                               NEWSTAR MEDIA INC.
                                INDEX TO EXHIBITS


     Exhibit
     Number
  ------------

       27                           Financial Data Schedule