Form 10KSB/A
period 1999-12-31
NEWSTAR MEDIA INC
filed 2000-05-01
CIK 930436

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
                                       COMMISSION FILE NUMBER 0-24984

                               NEWSTAR MEDIA INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                 CALIFORNIA                                95-4015834
        --------------------------------        --------------------------------
         (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

             8955 BEVERLY BOULEVARD
             LOS ANGELES, CALIFORNIA                         90048
        --------------------------------        --------------------------------
         (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
                   OFFICES)
                                 (310) 786-1600
               ---------------------------------------------------
               (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)


      SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE.
         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
               COMMON STOCK, PAR VALUE $.01 PER SHARE
                            ________________________

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

         The issuer's revenues for the fiscal year ending December 31, 1999 were $10,800,000.

         As of April 24, 2000, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was approximately $ 2,994,000 based upon the closing sales price of the issuer's common stock on such date.

         Transitional Small Business Disclosure format: Yes[ ] No[X]

         Shares of Common Stock outstanding as of April 24, 2000: 21,612,058

================================================================================

         The undersigned registrant, NewStar Media Inc. (the "Company"), hereby amends the following items of its annual report on Form 10-KSB for the fiscal year ended December 31, 1999 (the "Report") as follows:

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

INFORMATION WITH RESPECT TO DIRECTORS

         The following table sets forth biographical information with respect to the directors of the Company.

         NAME           AGE             POSITION
         ----           ---             --------
   Terrence A. Elkes    65     Chairman of the Board and Chief Executive Officer
   Kenneth Gorman*      60     Vice-Chairman
   Bruce Maggin*        56     Director
   John T. Healy        60     Director
   Lee Masters          47     Director
   John R. Sprieser     51     Director
   Ronald Lightstone    61     Director

--------------
* Denotes membership on the Audit Committee

         Messrs. Lightstone, Healy and Gorman have been directors of the Company since March 31, 1997. Messrs. Elkes and Maggin have been directors of the Company since June 10, 1997. Mr. Masters has been a director of the Company since September 30, 1997. Mr. Sprieser was elected a director of the Company at the annual meeting of shareholders held January 18, 2000.

         TERRENCE A. ELKES was appointed to the Board in June 1997. He was elected Chairman on July 30, 1998 and became the Company's Chief Executive Officer on May 14, 1999. Mr. Elkes is presently a principal of Apollo Partners, LLC, formed in 1987, which is involved in the acquisition of companies in the media, communications, entertainment and broadcasting fields. Mr. Elkes served as President of Viacom from 1978 to 1982 and as Chief Executive Officer from September 1983 to 1987. He also served on Viacom's Board of Directors from 1973 to 1987. Mr. Elkes joined Viacom in 1972 as Vice President, General Counsel and Secretary. He became Executive Vice President in 1976 with responsibility for the financial, legal and human resources areas of that company. Shortly thereafter, he assumed responsibility for Viacom's pay television and cable television operations as well. Prior to joining Viacom, Mr. Elkes served as Vice President and General Counsel for Parsons and Whittemore, a privately-owned paper corporation. In this capacity, he also managed the company's financial operations and international development. Previously, Mr. Elkes was an attorney at Norwich Pharmacal Company and later became General Counsel for Norwich's International Division. Mr. Elkes received his bachelor's degree cum laude in economics and political science from the City College of New York in 1955, and in 1958 he earned a doctor of law degree from the University of Michigan. He is a member of the New York City Bar Association and a former member of the International Radio and Television Society's Board of Governors. Currently, Mr. Elkes is Chairman of the Board of Video Services Corporation and a Director of IDC Services, Inc. and Doane Agricultural Services Company. Mr. Elkes is a member of the President's Advisory Committee of the University of Michigan, a member of the University of Michigan's Investment Advisory Board and is a Trustee of the Michigan Law School Foundation.

         KENNETH F. GORMAN has been a director of the Company since March 1997. He was elected Vice-Chairman on July 30, 1998 and Vice-Chairman of the Office of the Chief Executive on May 14, 1999. Since October 1987, he has been a principal of Apollo Partners, LLC, which is involved in the acquisition of companies in the media, communications, entertainment and broadcasting fields. Mr. Gorman joined Viacom in 1971 and served in various capacities, including Executive Vice President and a member of the Board of Viacom from October 1983 until September 1987 and Chairman of the Viacom Networks Group from January 1986 until September 1987. Before joining Viacom, he was with the CBS Broadcast Group, serving in various positions, including Controller of CBS Radio. Mr. Gorman started his career in 1961 at the National Broadcasting Company (NBC Radio Division). Mr. Gorman received a bachelor's degree in accounting from St. John's University in New York in 1962 and an honorary doctorate degree in 1994. He was the recipient of the President's Award of the National Cable Association in 1978. He formerly served as the Treasurer and Director of the International Council of the National Academy of Television Arts and Sciences. Mr. Gorman currently serves as Chairman of IDC Services, Inc. and is a director of the Musicland Group, Inc. and Doane Agricultural Services Company, and a member of the Advisory Board of St. John's University.

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

         RONALD LIGHTSTONE was President and Chief Executive Officer of the Company from June 1997 until May 14, 1999 and Co-Vice-Chairman of the Office of the Chief Executive from May 14, 1999 to September 15, 1999. He has been a director since March 1997. He is currently a principal of Sagpond Ventures. From March 1992 to April 1994, he was a member of the Board of Starsight Entertainment, a provider of an electronic on-screen television guide. From December 1990 to October 1993, he was Chief Operating Officer and a member of the Board of Spelling Entertainment Group, Inc. From September 1982 to September 1987 he was Senior Vice President of Viacom International Inc. ("Viacom"), and from December 1980 until September 1982 he was Senior Vice President, Business Affairs of the Viacom Entertainment Group. Prior to that he was Vice President and General Counsel of Viacom from November 1975 until December 1980. Mr. Lightstone has served as Chairman of Multimedia Labs, Inc., a manufacturer of multimedia equipment, from February 1994 to March 1997. Mr. Lightstone is a graduate of Columbia University and New York University School of Law. Mr. Lightstone is a member of Media Equities International, LLC.

         JOHN R. SPRIESER was elected to the Board on January 18, 2000. Mr. Sprieser is Senior Vice President and Chief Financial Officer of IDC Services, Inc. having been with that Company since December 1988. He was elected to the Board of Directors of IDC Services, Inc. in 1996. From March 1996 to April 1998, Mr. Sprieser was Chief Operating Officer of ASI Marketing Research, Inc., a subsidiary of IDC Services. Prior to joining IDC Services, Mr. Sprieser was Vice President and Chief Financial Officer of Longman Group USA, Inc., and before that, Chief Financial Officer of MTI Vacations, Inc. He is a Certified Public Accountant, and received his BBA from the University of Oklahoma and an MBA from Indiana University.

INFORMATION WITH RESPECT TO EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

         The following table sets forth certain biographical information with respect to the current executive officers of the Company, other than executive officers whose biographical information is set forth above under the heading "Information with Respect to Directors," and employees who are not executive officers but who are expected to make a significant contribution to the Company's business.

      NAME            AGE              POSITION
      ----            ---              --------
   John T. Brady       58       Vice President and Chief Financial Officer
   John Hunt           54       President and Chief Executive Officer of NewStar
                                 Publishing and Internet Services
   Ronald M.  Ziskin   48       President of NewStar Television
   Gene L. George      35       President of NewStar Worldwide


         JOHN T. BRADY has been Vice President and Chief Financial Officer of the Company since January 1999. He had been a consultant to the Company since February 1997. Mr. Brady has more than 30 years experience in finance and operations in the entertainment industry, having held senior management positions with leading entertainment companies including Viacom and Spelling Entertainment Group. Mr. Brady's management career at Viacom spanned sixteen years from 1972 through 1988 and included serving as Senior Vice President and Chief Financial Officer for Viacom's Cable Networks Group, comprised of MTV, Showtime, The Movie Channel, VH1 and Nickelodeon. He was also Chief Financial Officer of Viacom's Entertainment Group, responsible for television production and distribution and product acquisitions. Mr. Brady was Senior Vice President and Chief Financial Officer for Spelling Entertainment from 1988 to 1993 and Chief Financial Officer at ITC Entertainment from 1993-1994 when the Company was sold to Polygram Film Entertainment. Prior to joining NewStar, Mr. Brady was president of his own consulting firm, Jaybe Enterprises, which provided merger and acquisition and financial counseling to companies in the entertainment industry. A graduate of Hofstra University in New York with a B.A. in Business Administration, Mr. Brady is also a Certified Public Accountant and worked at Coopers & Lybrand L.L.P. from 1964-1972.

         JOHN HUNT became President and Chief Executive Officer of NewStar Publishing and Internet Services as of March 1, 2000. From June 1, 1999 through April 2000, Mr. Hunt was director of publishing for the Company's Audio Literature imprint following the Company's acquisition of the assets of American Audio Literature, Inc. Mr. Hunt founded American Audio Literature in 1987 and served as its President and Chief Executive Officer until the acquisition.

         RONALD M. ZISKIN has been the President of the Company's television production subsidiary, NewStar Television, since its creation in April 1996. Mr. Ziskin is a producer and television executive with over twenty years of experience. He spent nine years at ABC Television Station, serving as Executive Producer of KABC-TV and KGO-TV. He was Vice President of Programming and Production at Lifetime, which he helped launch that network. Mr. Ziskin founded Four Point Entertainment, Inc. (the predecessor in interest to NewStar Television) in 1984, and as President of such company he produced more than 1,000 hours of dramatic and reality television programming over a period of 13 years. Mr. Ziskin also was with Viacom International and Hearst/ABC/Viacom Entertainment as Vice President Programming and Production, Cable Operations.

         GENE L. GEORGE joined the Company in October 1995 as Vice President, Sales and Acquisitions of Dove International, the film and television distribution of Arista Classics, where he saw the worldwide distribution of over fifty independently produced and specialized theatrical motion pictures over an eight-year period. In 1992, he was elected to the Board of Directors of the American Film Marketing Association, where he served six consecutive terms. In 1986, Mr. George received his bachelor's degree cum laude in international business and marketing from California State University at Northridge.



INFORMATION WITH RESPECT TO FORMER DIRECTORS AND EXECUTIVE OFFICERS WHO
                           HELD SUCH POSITIONS IN 1999

         The following table sets forth information with respect to former directors and executive officers of the Company who served as directors or executive officers during 1999.

              NAME                  AGE                  POSITION
              ----                  ---                  --------
            Steven F. Mayer         40       Director
            Robert C. Murray        40       Vice President, General Counsel and Secretary
            Peter Engel             64       President and Chief Executive Officer of
                                              Publishing and Internet Services

         Mr. Mayer was a director of the Company from November 1996 to November 1999. Mr. Murray was Vice President , General Counsel, and Secretary of the Company from October 1997 to February 2000. Mr. Engel was President and Chief Executive Officer of NewStar Publishing and Internet Services from January 2000 until February 15, 2000.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely upon the Company's review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during the fiscal year ended December 31, 1999, the Company believes that during fiscal year ended December 31, 1999: Messrs. Elkes and Gorman each filed three late reports, one of which related to one transaction, one of which related to five transactions and one of which related to three transactions; Gorman Limited Partnership filed one late report which related to one transaction; Mr. Maggin filed two late reports, one of which related to three transactions and one of which related to five transactions; Mr. Healy filed one late report which related to three transactions; Mr. Mayer filed one late report which related to four transactions; Mr. Lightstone filed one late report which related to three transactions; and Apollo Partners, LLC, MDJ Investments, Limited, Joseph J. Bradley, Mitzi Elkes, David Elkes, Joseph Macdonell, and Maura Nash Gorman each filed one late report which related to five transactions.

ITEM 10 - EXECUTIVE COMPENSATION

SUMMARY OF EXECUTIVE COMPENSATION

         The following table sets forth the annual and long-term compensation for services to the Company for the years ended December 31, 1999, 1998 and 1997, respectively, of the Company's Chief Executive Officer, Vice-Chairman, and the three other executive officers of the Company who received compensation in excess of $100,000 during 1999:

                                                                         Restricted       Securities
                                                                         ----------       ----------
         Name and                   Fiscal                                  Stock         Underlying          All Other
         --------                   ------                                  -----         ----------          ---------
     Principal position              Year        Salary         Bonus       Awards        Options/SARs       Compensation
     ------------------              ----        ------         -----       ------        ------------       ------------
Terrence A. Elkes (1)                (1)           (1)           (1)         (1)              (1)                (1)
     Chairman and Chief
     Executive Officer

Kenneth F. Gorman (2)                (2)           (2)           (2)         (2)              (2)                (2)
     Vice-Chairman

Ronald Lightstone (3)                1999        $ 57,846         --          --                             $  4,781(4)
     President, Chief Executive      1998        $200,000         --          --               --            $ 19,000(5)
     Officer and Director            1997        $110,769         --      612,400(6)           --                  --(5)

John T. Brady (7)                    1999        $175,000         --          --           125,000(8)        $ 18,752(7)
     Vice President and              1998              --         --          --            25,000(8)        $ 81,765(7)
     Chief Financial Officer         1997              --         --          --               --            $ 50,345(7)

Robert Murray                        1999        $129,231         --          --           120,000(9)              --
    Vice President and               1998        $125,000         --          --            30,000(9)              --
    General Counsel and Secretary    1997        $ 26,442         --          --               --                  --

Peter Engel (10)                     1999        $199,231         --          --               --                  --
     President and Chief Executive   1998              --         --          --               --                  --
     Officer of NewStar Publishing   1997              --         --          --               --                  --
     And Internet Services


(1) Mr. Elkes became Chief Executive Officer in May 1999. In 1999, Mr. Elkes was granted options to purchase 100,000 shares of Common Stock at $1.20 per share. For the years 1997-1998, Mr. Elkes received no compensation from the Company, other than for his services as a Director. For Director services for 1997-1998, Mr. Elkes received options to purchase 10,000 shares of Common Stock for $1.313 per share. For Director services for 1998-1999, Mr. Elkes received options to purchase 10,000 shares of Common Stock for $0.875 per share.

(2) Mr. Gorman became Vice Chairman of the Office of the Chief Executive in May 1999. In 1999, Mr. Gorman was granted options to purchase 100,000 shares of Common Stock at $1.20 per share. For the years 1997-1998, Mr. Gorman received no compensation from the Company, other than for his services as a Director. For Director services for 1997-1998, Mr. Gorman received options to purchase 10,000 shares of Common Stock for $1.313 per share. For Director services for 1998-1999, Mr. Gorman received options to purchase 10,000 shares of common stock for $0.875 per share.

(3)   Mr. Lightstone resigned as President and Chief Executive Officer in May
      1999.

(4) In 1999, Mr. Lightstone was granted options to purchase 400,000 shares of Common Stock at $1.20 per share. For Director services for 1997-1998, Mr. Lightstone received options to purchase 10,000 shares of Common Stock for $1.313 per share. For Director services for 1998-1999, Mr. Lightstone received options to purchase 10,000 shares of Common Stock for $0.875 per share. In 1999, Mr. Lightstone received 401(k) Company matching contributions of $4,781.

(5) Pursuant to his employment agreement, Mr. Lightstone was to have received a monthly automobile allowance of $1,000, but did not receive such payments in 1997. In 1998, Mr. Lightstone received all amounts owed for car allowance for 1997 and 1998 (an aggregate of $19,000).

(6) Represents 400,000 shares issued to Mr. Lightstone in January 1998 which vest over a three year period (1/36 of such shares vesting each month), which vesting commenced July 10, 1997.

(7) Mr. Brady became Vice President and Chief Financial Officer on January 1, 1999. Prior to that time he was a consultant for the Company and received consulting fees. In 1999, Mr. Brady received $18,752 in consulting fees for services rendered in 1998. For 1997, Media Equities International paid a portion of Mr. Brady's total consulting fees equal to $25,000.

(8) In 1998, Mr. Brady received options to purchase 25,000 shares of Common Stock for $1.50 per share. In 1999, Mr. Brady received options to purchase 125,000 shares of Common Stock for $1.20 per share. On October 19, 1999, the Board approved the repricing of stock options previously granted to employees of the Company, excluding Directors, to $0.50 per share with a concomitant reduction in the number of stock options. The recipients may elect to retain their options with the original exercise price or agree to accept the lesser number of stock options with the $0.50 exercise price. As of April 24, 2000, Mr. Brady had not exercised the repricing option.

(9) In 1998, Mr. Murray received options to purchase 30,000 shares of Common Stock for $1.50 per share. In 1999, Mr. Murray received options to purchase 120,000 shares of Common Stock for $1.20 per share. On October 19, 1999, the Board approved the repricing of stock options previously granted to employees of the Company, excluding Directors, to $0.50 per share with a concomitant reduction in the number of stock options. The recipients may elect to retain their options with the original exercise price or agree to accept the lesser number of stock options with the $0.50 exercise price. As of April 24, 2000, Mr. Murray had not exercised the repricing option.

(10) Peter Engel joined the Company in 1999. He received no compensation prior to that time.

OPTION/SAR GRANTS IN 1999

         There were no SARs granted to the named executive officers during 1999. The following tables set forth stock options granted to the named executive officers during 1999.


                         NUMBER OF SECURITIES       PERCENT OF TOTAL OPTIONS/      EXERCISE OR
                         UNDERLYING OPTIONS/SARS    SARS GRANTED TO EMPLOYEES      BASE PRICE        EXPIRATION
NAME                     GRANTED                    IN FISCAL YEAR                 ($/SHARE)         DATE
----                     -------                    --------------                 ---------         ----
Terrence A. Elkes             10,000                        0.9%                     $0.875            1/1/04
Terrence A. Elkes             10,000                        0.9%                     $1.313            1/1/04
Terrence A. Elkes            100,000                        8.6%                     $1.20             7/21/09
Kenneth F. Gorman             10,000                        0.9%                     $0.875            1/1/04
Kenneth F. Gorman             10,000                        0.9%                     $1.313            1/1/04
Kenneth F. Gorman            100,000                        8.6%                     $1.20             7/21/09
Ronald Lightstone             10,000                        0.9%                     $0.875            1/1/04
Ronald Lightstone             10,000                        0.9%                     $1.313            1/1/04
Ronald Lightstone            400,000                       34.3%                     $1.20             7/21/09
John T. Brady                125,000                       10.7%                     $1.20 (1)         7/21/09
Robert C. Murray             120,000                       10.3%                     $1.20 (1)         7/21/09


(1) On October 19, 1999, the Board approved the repricing of stock options previously granted to employees of the Company, excluding Directors, to $0.50 per share with a concomitant reduction in the number of stock options. The recipients may elect to retain their options with the original exercise price or agree to accept the lesser number of stock options with the $0.50 exercise price. The Board considered that the price of the Company's stock had fallen significantly since the time the options had been granted to the employees and that the purpose of the option grants was to retain and reward key employees and keep management focused on building shareholder value.

OPTIONS EXERCISED IN 1999 AND YEAR-END OPTION VALUES

         No stock options were exercised by any named executive officer during 1999. The following table provides certain information concerning the number of shares covered by both exercisable and non-exercisable stock options held as of December 31, 1999. Also shown are values for "in-the-money" options, which represent the positive difference between the exercise price of such options and the price of the Common Stock at December 31, 1999.


                       NUMBER OF SECURITIES      NUMBER OF SECURITIES      VALUE OF          VALUE OF
                       UNDERLYING                UNDERLYING                UNEXERCISED       UNEXERCISED
                       UNEXERCISED               UNEXERCISED               IN-THE-MONEY      IN-THE-MONEY
                       OPTIONS/SARS              OPTIONS/SARS              OPTIONS/SARS      OPTIONS/SARS
NAME                   UNEXERCISABLE             EXERCISABLE               EXERCISABLE       UNEXERCISABLE
----                   -------------             -----------               -----------       -------------

Terrence A. Elkes                                  120,000
Kenneth F. Gorman                                  120,000
Ronald Lightstone                                  420,000
John T. Brady           83,333                      66,667                  (1)               (1)
Robert C. Murray        90,000                      60,000                  (1)               (1)


(1) As of April 24, 2000, neither Mr. Brady nor Mr. Murray had repriced their options to $0.50 with a concomitant reduction in the number of options. Had Mr. Brady done so, as of December 31, 1999 the value of his unexercised exercisable in-the-money options would have been $803 and the value of his unexercised unexercisable in-the-money options would have been $1,085. Had Mr. Murray repriced his options, as of December 31, 1999 the value of his unexercised exercisable in-the-money options would have been $729 and the value of his unexercised unexercisable in-the-money options would have been $1,146.

COMPENSATION OF DIRECTORS

         For the fiscal year ending December 31, 1999, the Company agreed to grant to each director options to purchase 10,000 shares of Common Stock, which options vested 25% at the end of each quarter, and to make a cash payment of $1,000 per quarter to each director not associated with MEI.

EMPLOYMENT AGREEMENTS

         None of the executive officers or persons who were executive officers in 1999 (i.e. Terrence A. Elkes, Kenneth F. Gorman, John T. Brady, Robert C. Murray and Peter Engel) have or had an employment agreement with the Company.

         Pursuant to an employment agreement dated as of February 4, 1998, Ronald Lightstone was employed by the Company as its President and Chief Executive Officer. The term of Mr. Lightstone's employment agreement commenced on June 10, 1997 and ended on June 10, 1999. Pursuant to the agreement, Mr. Lightstone was paid a base salary of $200,000 per year. In addition to such base salary, Mr. Lightstone was granted 400,000 shares of Common Stock, ownership of which vests over a three year period (1/36 of such shares vesting each month), commencing July 10, 1997. The employment agreement also provided for (i) three weeks paid vacation, (ii) reimbursement of business related expenses, (iii) a car allowance of $1,000 per month, and (iv) eligibility to participate in all compensation, pension, retirement and welfare and fringe benefit plans, programs and policies of the Company applicable to executives of the Company generally.

         In 1999, each of Messrs. Brady and Murray entered into a Key Executive Severance Agreement with the Company. Pursuant to such agreements, if such executive's employment were to be terminated in anticipation of or within 1 year after specified events constituting a change in control, such executive would be entitled to receive a lump sum payment equal to such executive's then current annual salary, and all stock options previously granted to such executive would immediately vest and become exercisable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following tables sets forth information as of April 24, 2000, concerning shares of equity securities of the Company beneficially owned by each shareholder known to the Company to own beneficially more than five percent (5%) of the outstanding shares of such class, by each director, by each named executive officer and by all current directors and executive officers as a group. Unless otherwise specified, the address of each beneficial owner listed below is 8955 Beverly Boulevard, Los Angeles, California 90048.


                                  COMMON STOCK
                                  ------------

                                           SHARES OF
                                           COMMON STOCK
NAME OF BENEFICIAL OWNER                   BENEFICIALLY OWNED       PERCENT OF CLASS (1)
------------------------                   ------------------       --------------------

Terrence A. Elkes....................        12,238,557 (2)(3)             43.8%
Kenneth F. Gorman....................        12,238,557 (2)(4)             43.8%
Ronald Lightstone....................         8,174,040 (2)(5)             28.9%

H.A.M. Media Group, LLC..............         7,642,042 (2)(6)             27.5%
Bruce Maggin.........................         7,712,042 (2)(7)             27.6%
John T. HEALY........................         7,717,042 (2)(7)             27.6%

Media Equities International, LLC ...         7,642,042 (2)(8)             27.5%
MDJ Investments, Limited.............         7,642,042 (2)                27.5%
Joseph J. Bradley....................         7,642,042 (2)                27.5%
Mitzi Elkes..........................         7,642,042 (2)                27.5%
David Elkes..........................         7,642,042 (2)                27.5%
Joseph Macdonell.....................         7,642,042 (2)                27.5%
Maura Nash Gorman....................         7,642,042 (2)                27.5%

Elkes Limited Partnership............         4,426,515 (9)                20.5%
Gorman Limited Partnership...........         4,476,514 (10)               20.7%

John R. Sprieser.....................                 0 (11)                 *
Lee Masters..........................            95,000 (12)                 *

John T. Brady........................           163,332 (13)                 *
Robert C. Murray.....................           100,000 (14)                 *
Peter Engel..........................           130,000                      *

All current directors and executive officers
as a group (eight individuals).......         7,770,401 (15)               61.6%

------------------
* Less than 1%.

(1) Percentages set forth are based upon 21,612,058 shares of Common Stock outstanding as of April 24, 2000 adjusted in each case for contingently issuable Common Stock.

(2) Includes (i) 3,000,000 shares of Common Stock issuable to Media Equities International, LLC ("MEI") upon exercise of warrants currently exercisable as follows: 1,000,000 shares of Common Stock with an exercise price of $2.00 per share, 1,000,000 shares of Common Stock with an exercise price of $2.50 per share and 1,000,000 shares of Common Stock with an exercise price of $3.00 per share, (ii) 2,000,000 shares of Common Stock issuable to MEI upon conversion of 4,000 shares of Series B Preferred Stock currently convertible, (iii) 960,000 shares of Common Stock issuable to MEI upon conversion of 1,920 shares of Series C Preferred Stock currently convertible, (iv) 258,000 shares of Common Stock issuable upon to MEI conversion of 214,113 shares of Series D Preferred Stock currently convertible and (v) 1,424,042 issued and outstanding shares of Common Stock owned of record by MEI. The Series B Preferred Stock table (below) includes 4,000 shares of Series B Preferred Stock. The Series C Preferred Stock table (below) includes 1,920 shares of Series C Preferred Stock. The Series D Preferred Stock table below includes 214,113 shares of Series D Preferred Stock. MDJ Investments, Limited ("MDJ"), Joseph Macdonell, Maura Nash Gorman, H.A.M. Media Group, LLC ("H.A.M. Media") and Mr. Lightstone are members of MEI. Messrs. Elkes and Gorman are managers of MEI. Messrs. Healy and Maggin are members and managers of H.A.M. Media. Joseph J. Bradley, Mitzi Elkes, and David Elkes are shareholders of MDJ. The business address for MEI, and Messrs. Elkes and Gorman is 500 5th Avenue Suite 3520, New York, NY 10110. The business address for H.A.M. Media and Messrs. Healy and Maggin is 305 Madison Avenue, Suite 3016, New York, NY 10017. The business adress for MDJ, Joseph J. Bradley, Mitzi Elkes, and David Elkes is J. Bradley & Co., 130 West 42nd Street, New York, NY 10036. The business address for Joseph Macdonell is 24 Fawn Hill Road, Mahwah, NJ 07430. The business address for Maura Nash Gorman is 20 Andover Road, Port Washington, NY 10050. The business address for Mr. Lightstone is 400 Parkwood Drive, Los Angeles, CA 90077.

(3) Includes 4,426,515 shares beneficially owned by Elkes Limited Partnership. Mr. Elkes is the managing general partner of Elkes Limited Partnership. Includes 120,000 shares of Common Stock issuable to Mr. Elkes upon exercise of options currently exercisable.

(4) Includes 4,476,514 shares beneficially owned by Gorman Limited Partnership. Mr. Gorman is the managing general partner of Gorman Limited Partnership. Includes 120,000 shares of Common Stock issuable to Mr. Gorman upon exercise of options currently exercisable.

(5) Includes 400,000 shares of Common Stock issued pursuant to Mr. Lightstone's employment agreement with the Company. As of April 24, 2000, 366,667 shares have vested and another 22,222 shares will vest within 60 days of such date. However, all 400,000 shares, whether vested or not, have been included as being owned by Mr. Lightstone. Also includes an additional 77,554 shares held directly by Mr. Lightstone and 420,000 shares of Common Stock issuable upon exercise of options currently exercisable.

(6)   Does not include shares owned directly by Messrs. Healy or Maggin.

(7) Includes 70,000 shares of Common Stock issuable upon exercise of options currently exercisable.

(8) Does not include shares owned directly by MDJ, Joseph Macdonell, Maura Nash Gorman, Joseph J. Bradley, Mitzi Elkes, David Elkes H.A.M. Media or Messrs. Elkes, Gorman, Healy, Maggin or Lightstone.

(9) Does not include any shares beneficially owned by MEI or Mr. Elkes. The business address for Elkes Limited Partnership is 500 5th Avenue Suite 3520, New York, NY 10110.

(10) Does not include any shares beneficially owned by MEI or Mr. Gorman. The business address for Gorman Limited Partnership is 500 5th Avenue Suite 3520, New York, NY 10110.

(11) The business address for Mr. Sprieser is IDC Services, Inc., 541 N. Fairbanks Court, Suite 2500, Chicago, IL 60611.

(12) Includes 70,000 shares of Common Stock issuable to Mr. Masters upon exercise of options currently exercisable. The business address for Mr. Masters is Liberty Interactive Media, 12312 Olympic Boulevard, Los Angeles, CA 90064.

(13) Includes 25,000 shares of Common Stock issuable to Mr. Brady upon exercise of stock options currently exercisable with an exercise price of $1.50 per share, 83,332 shares of Common Stock issuable to Mr. Brady upon exercise of stock options currently exercisable with an exercise price of $1.20 per share, and 50,000 shares of Common Stock issuable to Mr. Brady upon the exercise of stock options approved by the Board March 2, 2000 with an exercise price of $0.93. Excludes options, which are not currently exerciseable and will not be exerciseable within the next 60 days, to purchase 41,667 shares of Common Stock with an exercise price of $1.20 per share.

(14) Includes 20,000 shares of Common Stock issuable to Mr. Murray upon exercise of stock options currently exercisable with an exercise price of $1.50 per share, and 80,000 shares of Common Stock issuable to Mr. Murray upon exercise of stock options currently exerciseable with an exercise price of $1.20 per share. Excludes options, which are not currently exerciseable and will not be exerciseable within the next 60 days, to purchase 10,000 shares of Common Stock with an exercise price of $1.50 per share and 40,000 shares of Common Stock with an exercise price of $1.20 per share.

(15) Includes the shares identified in footnotes (2), (3), (4), (5), (7), (12), and (13).

                            SERIES B PREFERRED STOCK
                            ------------------------

                                        NUMBER OF SHARES
NAME OF BENEFICIAL OWNER                BENEFICIALLY OWNED      PERCENT OF CLASS
------------------------                ------------------      ----------------

Media Equities International, LLC.......     4,000 (a)                100%
Terrence A. Elkes.......................     4,000 (a)                100%
Kenneth F. Gorman.......................     4,000 (a)                100%
H.A.M. Media Group, LLC.................     4,000 (a)                100%
Bruce Maggin............................     4,000 (a)                100%
John T. Healy...........................     4,000 (a)                100%
Ronald Lightstone.......................     4,000 (a)                100%
MDJ Investments, Limited................     4,000 (a)                100%
Joseph J. Bradley.......................     4,000 (a)                100%
Mitzi Elkes.............................     4,000 (a)                100%
David Elkes.............................     4,000 (a)                100%
Joseph Macdonell........................     4,000 (a)                100%
Maura Nash Gorman.......................     4,000 (a)                100%
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

                            SERIES C PREFERRED STOCK
                            ------------------------

                                       NUMBER OF SHARES
NAME OF BENEFICIAL OWNER               BENEFICIALLY OWNED       PERCENT OF CLASS
------------------------               ------------------       ----------------

Media Equities International, LLC...    1,920 (b)                      100%
Terrence A. Elkes...................    1,920 (b)                      100%
Kenneth F. Gorman...................    1,920 (b)                      100%
H.A.M. Media Group, LLC.............    1,920 (b)                      100%
Bruce Maggin........................    1,920 (b)                      100%
John T. Healy.......................    1,920 (b)                      100%
Ronald Lightstone...................    1,920 (b)                      100%
MDJ Investments.....................    1,920 (b)                      100%
Joseph J. Bradley...................    1,920 (b)                      100%
Mitzi Elkes.........................    1,920 (b)                      100%
David Elkes.........................    1,920 (b)                      100%
Joseph Macdonell....................    1,920 (b)                      100%
Maura Nash Gorman...................    1,920 (b)                      100%
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


                            SERIES D PREFERRED STOCK
                            ------------------------

                                          NUMBER OF SHARES
NAME OF BENEFICIAL OWNER                  BENEFICIALLY OWNED         PERCENT OF CLASS
------------------------                  ------------------         ----------------
Media Equities International, LLC.........   214,113 (c)                  100%
Terrence A. Elkes.........................   214,113 (c)                  100%
Kenneth F. Gorman.........................   214,113 (c)                  100%
H.A.M. Media Group, LLC...................   214,113 (c)                  100%
Bruce Maggin..............................   214,113 (c)                  100%
John T. Healy.............................   214,113 (c)                  100%
Ronald Lightstone.........................   214,113 (c)                  100%
MDJ Investments...........................   214,113 (c)                  100%
Joseph J. Bradley.........................   214,113 (c)                  100%
Mitzi Elkes...............................   214,113 (c)                  100%
David Elkes...............................   214,113 (c)                  100%
Joseph Macdonell..........................   214,113 (c)                  100%
Maura Nash Gorman.........................   214,113 (c)                  100%
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

CHANGES IN CONTROL

         No change in control of the registrant has occurred since the beginning of January 1, 1998. As of December 31, 1997 Media Equities International, LLC ("MEI") controlled the Company through its ownership of equity securities and the majority presence of its affiliates on the Board. From August 1998 through May 1999, Elkes Limited Partnership ("ELP") purchased 4,426,515 shares of common stock from the Company at prices ranging from $0.72 to $1.20 per share. From August 1998 through August 1999 Gorman Limited Partnership ("GLP") purchased 4,476,614 shares of common stock from the Company at prices ranging from $0.72 to $1.20 per share. The managing general partner of ELP is Terrence A. Elkes. The managing general partner of GLP is Kenneth F. Gorman. Each of Messrs. Elkes and Gorman is a manager of MEI. From August 1998 through December 1998, Mr. Lightstone purchased 742,698 shares of common stock from the Company at a price of $0.72 per share. Mr. Lightstone is a member of MEI.

         Pursuant to a Stock Purchase Agreement among MEI, the Company and others, dated March 27, 1997 (the "MEI Stock Purchase Agreement"), the company must obtain MEI's consent, which right of consent is required to be exercised in good faith and in a commercially reasonable manner, prior to undertaking certain activities (including adopting an annual budget, incurring any debt for borrowed money or issuing securities (subject to certain limited exceptions) or changing or altering its principal business or entering into new businesses) and prior to the Company's executive officers undertaking certain activities (including certain personnel matters, changes in certain of the Company's outside advisors, certain litigation matters, certain acquisition of production matters and certain other activities).

         Pursuant to the MEI Stock Purchase Agreement and the terms of the Series B Preferred Stock (all of the shares of which are beneficially owned by MEI, as of April 24, 2000) so long as MEI owns 750,000 shares of common stock of the Company (assuming for such purposes that the shares of the Series B Preferred Stock and Series C Preferred Stock are converted in their entirety),
(i) so long as MEI holds a majority of the initially issued shares of Series B Perferred Stock, the holders of the Series B Preferred Stock have the right to elect one-third of the Board, and (ii) if MEI no longer owns a majority of the initially issued shares of the Series B Preferred, MEI has the right to nominate, and the Company is obligated to use its best efforts to have elected as management nominees, one-third of the Board. The MEI Stock Purchase Agreement provides for a board of directors having up to nine members. In the event of default of the Company in the observance of certain covenants in the MEI Stock Purchase Agreement, MEI has the right to appoint two additional directors, which directors shall continue to serve until the earlier of the next occurring annual meeting of the Company following the cure of any default or until MEI no longer owns at least 750,000 shares of common stock of the Company (assuming for such purposes that the shares of Series B Preferred Stock and Series C Preferred Stock are converted in their entirety).

         ELP, GLP, and Mr. Lightstone are parties to a Stock Purchase Agreement, dated as of July 30, 1998 (the "First E G and L Stock Purchase Agreement"). In the event of default by the Company in the observance of certain covenants in the First E G and L Stock Purchase Agreement, ELP, GLP and Mr. Lightstone have the right to appoint two additional directors, which directors shall continue to serve until the earlier of the next occurring annual meeting of the Company following the cure of any default or until ELP, GLP, and Mr. Lightstone no longer own at least 750,000 shares of common stock of the Company.

         ELP, GLP, and Mr. Lightstone are parties to a Stock Purchase Agreement, dated as of November 12, 1998 (the "Second E G and L Stock Purchase Agreement"). In the event of default by the Company in the observance of certain covenants in the Second E G and L Stock Purchase Agreement, ELP, GLP, and Mr. Lightstone have the right to appoint two additional directors, which directors shall continue to serve until the earlier of the next occurring annual meeting of the Company following the cure of any default or until ELP, GLP and Mr. Lightstone no longer own at least 750,000 shares of common stock of the Company.

         On December 19, 1999 Apollo Partners, LLC ("Apollo") sold its entire interest in MEI as follows: (i) 50% to MDJ Investments, Limited ("MDJ"), the shareholders of which are Joseph Bradley, Mitzi Elkes, and David Elkes, (ii) 25% to Joseph Macdonell, and (iii) 25% to Maura Nash Gorman. Messrs. Elkes and Gorman are members and managers of Apollo.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

         Pursuant to Guaranty Agreements each dated as of November 4, 1997, each of the principals of MEI (i.e. Messrs. Elkes, Gorman, Healy, Maggin and Lightstone) agreed to guaranty the obligations of the Company under the Credit Facility in an amount not to exceed the lesser of $2,000,000 and the outstanding principal of and any interest on all loans made under the Credit Facility in excess of the borrowing base (which borrowing base must be equal to or less than $6,000,000). Each MEI principal guaranteed an amount not to exceed the product of 110% of such principal's ownership interest in MEI multiplied by the aggregate amount guaranteed. The Company was not permitted to borrow any amounts under the Credit Facility in excess of the borrowing base without the prior written approval of MEI. The Company agreed to pay MEI a fee of $25,000 for such guaranty by its principals. In order to secure the repayment of any amounts the MEI principals may be required to pay to The Chase Manhattan Bank under the guarantees, MEI was granted a security interest in substantially all of the assets of the Company. Such security interest is junior to the security interest of The Chase Manhattan Bank which secures the Company's obligations under the Credit Facility. In July 1998, and in connection with the increase of Chase Loan facility from $8,000,000 to $10,000,000, the principals of MEI agreed to increase the guaranty of the obligations of the Company under the Credit Facility to an amount not to exceed the lesser of $4,000,000 and the outstanding principal of and any interest on all loans made under the Credit Facility in excess of the borrowing base. As consideration for the increase in the guaranty, the Company agreed to pay MEI an additional fee of $25,000 for such guaranty by its principals. In August 1998, the Company issued 34,014 shares of Common Stock to MEI, at the fair market value of the stock on the date of issuance, as payment for such guarantee fees.

         On January 28, 1999, the Company and The Chase Manhattan Bank were notified by one of the principals of MEI that there would be no approvals for further extensions of credit under the Credit Facility. Subsequently, the Company, MEI, the principals of MEI and The Chase Manhattan Bank agreed to set the guaranty of the obligations of the company under the Credit Facility to an amount not to exceed the lesser of (i) $2,000,000 and (ii) the outstanding principal of and any interest on all loans made under the Credit Facility in excess of the borrowing base, and that the Company would be permitted to borrow amounts under the Credit Facility in excess of the borrowing base without the prior approval of MEI. In consideration of such agreement, the Company agreed to extend the exercise period of the warrants owned by MEI for one year and to provide for a "cashless exercise" of such warrants.

         The Company has agreed to reimburse each Director's travel expenses. For service as a Director during the years 1997-1998 and 1998-1999, the Company granted to each Director options to purchase 10,000 shares of Common Stock, which options vest 25% at the end of each quarter, and made a cash payment of $1,000 per quarter to each director not associated with MEI.

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

         Pursuant to a Stock Purchase Agreement, dated as of July 30, 1998, between Apollo and Ronald Lightstone and the Company, and a Stock Purchase Agreement, dated as of November 12, 1998, between Apollo, Mr. Lightstone and the Company, the Company sold an aggregate of 8,122,393 shares of Common Stock of the Company to Elkes Limited Partnership ("ELP") (as assignee of Apollo), Gorman Limited Partnership ("GLP") (as assignee of Apollo) and Mr. Lightstone for an aggregate price of $5,840,000 (or $0.719 per share). In connection with such stock purchase agreements, the Company, Apollo and Mr. Lightstone entered into registration rights agreements. The managing general partner of ELP is Terrence Elkes, the Chairman of the Board of Directors of the Company. The managing general partner of GLP is Kenneth Gorman, the Vice-Chairman of the Board of Directors of the Company. At the time of the transaction, Mr. Lightstone was the President and Chief Executive Officer of, and a member of the Board of Directors of, the Company.

         In December 1998, the Company sold an aggregate of 640,000 shares of Common Stock to ELP and GLP for $500,000.

         In December 1998, the Company and Mr. Murray entered into a Trust Agreement pursuant to which Mr. Murray, as trustee, was to hold in trust certain shares of Common Stock issued by the Company, until such time as a registration statement covering such shares was declared effective by the Securities and Exchange Commission, at which time the shares were to be released to the beneficial owners. The shares were released to the beneficial owners in 1999. Mr. Murray did not receive any compensation as trustee.

         In May 1999, the Company sold an aggregate of 833,334 shares of Common Stock to ELP and GLP for $1,000,000. In May 1999, the Company sold an aggregate of 250,000 shares of Common Stock to Peter Engel for $300,000. In connection with such stock purchase, the Company and Mr. Engel entered into a registration rights agreement. At the time of the transaction, Mr. Engel was President and Chief Executive Officer of NewStar Publishing and Internet Services.

         The Company entered into a Publishing Agreement with Affinity Communications Corp. ("Affinity") pursuant to which the Company published "The Libido Breakthrough: A Doctor's Guide to Restoring Sexual Vigor and Peak Health" by Stuart W. Fine, M.D. and Brenda Adderly, M.H.A. At the time of the agreement, Peter Engel, the Company's President of the publishing division, controlled and maintained a significant ownership interest in Affinity. In addition, Mr. Engel is married to Ms. Adderly. The terms of the publishing agreement are similar to those contained in publishing agreements the Company enters into with unrelated parties, except as follows: Affinity entered into an agreement with Rexall Sundown pursuant to which Rexall was to purchase 33,000 copies of the book from Affinity. The Company agreed that Affinity would purchase such 33,000 copies form the Company at cost plus $25,000. As of September 30, 1999, the Company was due $25,000, net of royalties, from Affinity.

         On or about September 30, 1999, the Company sold excess inventory then valued on the Company's books at approximately $1,250,000 to The Lakeside Group, Inc. for cash in the amount of $278,000 and barter credits in an aggregate amount valued at approximately $976,000, to be applied to future purchase of media advertising. The terms of the agreement are similar to those contained in agreements of this type that would be entered into between unrelated parties. Fred Tarter is the President and a significant owner of The Lakeside Group, Inc. Mr. Tarter was a partner with Mr. Engel in Affinity Communications Corporation. During its 1999 year end closing, the Company learned that, based on more current information, the estimated fair market value of the inventory was $721,000. As a result of a change in the Company's business plan following the change in publishing management in March 2000, the Company fully reserved against the barter credits having determined that the change in business plan eliminated almost all of the previously planned media advertising.

         The Company has entered into various employment agreements and severance agreements with, and granted stock options to, various employees, officers and directors. See "EXECUTIVE COMPENSATION" herein.

SIGNATURE

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of April, 2000.


                                         NEWSTAR MEDIA INC.

                                         By: /s/ Terrence A. Elkes
                                            ------------------------------------
                                            Terrence A. Elkes,
                                            Chairman and Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



     SIGNATURE                                  TITLE                           DATE

      /s/ Terrence A. Elkes               Chairman and Chief                    April 27, 2000
     ------------------------
     Terrence A. Elkes                    Executive Officer

      /s/ John T. Brady                   Chief Financial Officer and           April 27, 2000
     ------------------------
     John T. Brady                        Chief Accounting Officer

      /s/ Kenneth F. Gorman               Vice-Chairman of the                  April 27, 2000
     ------------------------
     Kenneth F. Gorman                    Board of Directors

      /s/ Ronald Lightstone               Director                              April 28, 2000
     ------------------------
     Ronald  Lightstone

      /s/ John T. Healy                   Director                              April 28, 2000
     ------------------------
     John T. Healy

      /s/ Bruce Maggin                    Director                              April 28, 2000
     ------------------------
     Bruce Maggin

      /s/ John R. Sprieser                Director                              April 27, 2000
     ------------------------
     John R. Sprieser

     /s/ Lee Masters                      Director                              April 28, 2000
     ------------------------
     Lee Masters