Form 10QSB
period 2000-03-31
NEWSTAR MEDIA INC
filed 2000-05-22
CIK 930436

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                ----------------

(MARK ONE)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the numbers of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,612,058 as of May 17, 2000.

Transitional Small Business Disclosure Format (Check one):
Yes [ ]  No [X]

================================================================================

PART I

FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS


                               NEWSTAR MEDIA INC.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                 March 31, 2000


                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                        $    511,000
  Accounts receivable, net of allowances of $2,023,000                1,719,000
  Publishing inventory                                                1,420,000
  Film costs, net                                                     4,951,000
  Prepaid expenses and other assets                                     870,000
                                                                   -------------
     Total current assets                                             9,471,000

NON-CURRENT ASSETS
  Production masters, net                                             2,568,000
  Film costs, net                                                     3,362,000
  Property and equipment, net                                           419,000
  Goodwill and other assets                                           5,413,000
                                                                   -------------
     Total non-current assets                                        11,762,000
                                                                   -------------
     Total assets                                                  $ 21,233,000
                                                                   =============
        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                            $  6,172,000
  Notes payable                                                       9,391,000
  Advances and deferred income                                        4,309,000

  Due to related party                                                   81,000
  Accrued dividends                                                     212,000
                                                                   -------------
     Total current liabilities                                       20,165,000

SHAREHOLDERS' EQUITY
  Preferred stock $.01 par value; 2,000,000 shares
    authorized and 220,033 shares issued and
    outstanding, liquidation preference $6,984,000                        2,000
  Common stock $.01 par value; 50,000,000 shares
    authorized and 21,612,058 shares issued and
    outstanding                                                         216,000
   Additional paid-in capital                                        43,620,000
   Accumulated deficit                                              (42,770,000)
                                                                   -------------
     Total shareholders' equity                                       1,068,000
                                                                   -------------
     Total liabilities and shareholders' equity                    $ 21,233,000
                                                                   =============

           See accompanying notes to consolidated financial statements

                               NEWSTAR MEDIA INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                    THREE MONTHS ENDED MARCH 31,
                                                   -----------------------------
                                                        2000           1999
                                                   -------------   -------------
Revenues
  Publishing, net                                  $    960,000    $  1,297,000
  Filmed entertainment                                  632,000         125,000
                                                   -------------   -------------
                                                      1,592,000       1,422,000

Cost of sales
  Publishing                                            695,000         973,000
  Filmed entertainment                                  252,000         105,000
                                                   -------------   -------------
                                                        947,000       1,078,000
                                                   -------------   -------------

Gross profit                                            645,000         344,000

Selling, general and administrative expenses          2,441,000       2,364,000
Employee separation costs settlement (Note 4)          (842,000)              -
                                                   -------------   -------------

Loss from operations                                   (954,000)     (2,020,000)

Gain on sale of long-term investment                          -         594,000
Interest expense, net                                  (244,000)       (198,000)
                                                   -------------   -------------
Income (loss) before income taxes                    (1,198,000)     (1,624,000)
Income tax expense                                      (14,000)         (2,000)
                                                   -------------   -------------

Net loss                                           $ (1,212,000)   $ (1,626,000)
                                                   =============   =============

  Loss attributable to common shareholders         $ (1,318,000)   $ (1,738,000)
                                                   =============   =============

Basic and diluted loss per common share            $       (.06)   $       (.10)
                                                   =============   =============

Weighted average number of common
     shares outstanding                              21,612,000      17,317,000
                                                   =============   =============

           See accompanying notes to consolidated financial statements

                               NEWSTAR MEDIA INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                       THREE MONTHS ENDED MARCH 31,
                                                      -----------------------------
                                                           2000           1999
                                                      -------------   -------------
OPERATING ACTIVITIES
  Net loss                                            $ (1,212,000)   $ (1,626,000)
  Adjustments to reconcile net loss to net cash
    provided (used)
  Depreciation and amortization                            312,000         168,000
  Amortization of goodwill                                  60,000          60,000
  Amortization of production masters                       192,000         230,000
  Amortization of film costs                                94,000          99,000
  Provision for doubtful accounts                               --          36,000
  Gain on sale of long-term investment                          --        (594,000)
  Changes in operating assets and liabilities:
     Accounts receivable                                 2,009,000         193,000
     Inventory                                             342,000         300,000
     Prepaid expenses and other assets                     (14,000)        192,000

     Expenditures for production masters                  (229,000)       (607,000)
     Film cost additions                                  (764,000)         (6,000)
     Accounts payable and accrued expenses                (997,000)       (138,000)
     Advances and deferred revenue                         175,000          (4,000)
     Accrued dividends                                     106,000         102,000
     Other                                                  (1,000)         (6,000)
                                                      -------------   -------------
  Net cash provided (used) by operating activities          73,000      (1,600,000)
                                                      -------------   -------------

INVESTING ACTIVITIES
  Proceeds from sale of long-term investment                    --         613,000
  Purchase of property and equipment                        (2,000)        (19,000)
                                                      -------------   -------------
  Net cash provided by investing activities                419,000         594,000
                                                      -------------   -------------

FINANCING ACTIVITIES
  Proceeds of bank borrowings                            3,020,000       1,200,000
  Repayments of bank borrowings and notes payable       (2,725,000)       (100,000)
  Proceeds from modification of warrants                   100,000              --
                                                      -------------   -------------
     Net cash provided by financing activities             395,000       1,100,000
                                                      -------------   -------------
Net increase in cash and cash equivalents                  466,000          94,000
Cash and cash equivalents at beginning of the period        45,000         453,000
                                                      -------------   -------------
Cash and cash equivalents at end of the period        $    511,000    $    547,000
                                                      =============   =============

          See accompanying notes to consolidated financial statements.

                               NEWSTAR MEDIA INC.
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

                                                       THREE MONTHS ENDED MARCH 31,
                                                      -----------------------------
                                                           2000           1999
                                                      -------------   -------------
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest                              $    162,000    $    198,000


NON-CASH TRANSACTIONS

  Preferred stock dividends accrued                   $    106,000    $    112,000
  Preferred stock dividends paid in common stock      $         --    $     10,000
  Preferred stock issued as payment for amounts
     payable to former officers of the Company        $         --    $     27,000

           See accompanying notes to consolidated financial statements

                               NEWSTAR MEDIA INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION, ORGANIZATION AND BUSINESS

The accompanying consolidated financial statements of NewStar Media Inc. (the "Company") are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB and 10-KSB/A for the fiscal year ended December 31, 1999. The accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which in the opinion of management are necessary in order to make them not misleading. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results to be expected for the full year. These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, has generated net cash flow deficiencies from operations, including $7,018,000, $10,659,000 and $8,691,000 for the years ended December 31, 1999, 1998 and 1997, respectively, and is in violation of certain debt covenants that raise substantial doubt about the Company's ability to continue as a going concern, and there can be no assurance that the Company will obtain the financing necessary to continue operations. The consolidated financial statements do not include any adjustments that might result from the inability to continue operations.

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

Through NewStar Publishing and Internet Services, our audio book publishing division, the Company has produced and distributed under the Dove Audio imprint an average of approximately 100 to 120 audio titles annually since its inception and has built a library of over 1000 audio titles. The Company has also published printed books through its NewStar Press Division. Through Dove Four Point, Inc. and NewStar Television Inc. (collectively "NewStar Television"), wholly owned subsidiaries of the Company, the Company is engaged in the production and development of television programming. NewStar Worldwide Inc. ("NewStar Worldwide"), a wholly owned subsidiary of the Company, is engaged in the distribution of feature films and television programming.


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

The net loss utilized in the calculation of basic income/(loss) per common share is decreased/(increased) by the following:

                                                     2000            1999
                                                     ----            ----
Three months ended March 31,
  Accrued dividends on Preferred Stock           $  106,000      $  112,000

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

Had the Company determined compensation cost based on the fair value at the grant date for its Options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                    Three Months Ended March 31,
                                                   -----------------------------
                                                        2000           1999
                                                   -------------   -------------
Net loss attributable to
     As reported                                   $ (1,318,000)   $ (1,738,000)
     Pro forma                                     $ (1,413,000)   $ (1,760,000)

Net loss per share
     As reported                                   $       (.06)   $       (.10)
     Pro forma                                     $       (.07)   $       (.10)


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

SFAS No. 109 requires that a valuation allowance be recorded against tax assets which are not likely to be realized. Due to the uncertainty of their ultimate realization based upon past earnings performance and the expiration dates of carryforwards, the Company has established a valuation allowance against these tax assets except to the extent that they are realizable through carrybacks. Realization of additional amounts is entirely dependent upon future earnings in specific tax jurisdictions. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carryforwards will be recorded in future operations as a reduction of the Company's income tax expense. At March 31, 2000 the Company had net deferred tax assets of approximately $15,599,000 against which a valuation allowance had been fully recorded.

NOTE 4 - RELATED PARTY TRANSACTIONS

Pursuant to an employment termination agreement entered into in 1997 ("Termination Agreement") with then principal shareholders and officers of the Company ("Former Principals"), the Former Principals were to receive combined monthly payments (the "Payments") of approximately $25,000, and medical insurance for 60 months from September 1997. The Company did not make Payments during 2000.

In connection with the Termination Agreement, the Company issued into escrow 1,500 shares of its Series E Preferred Stock, convertible into shares of Common Stock to the extent set forth in the Certificate of Determination for the Series E Preferred Stock. The Series E Preferred Stock was to be held in escrow and released to the Former Principals only if the Company did not make a Payment in cash. If the Company did not make a Payment in cash, the Series E Preferred Stock was subject to release to the Former Principals in an amount equal to the portion of the Payments unpaid divided by the stated value of the Series E Preferred Stock. The Former Principals had registration rights pursuant to a registration rights agreement, dated September 10, 1997, among the Company and the Former Principals with respect to common stock into which Series E Preferred Stock received by them may be converted. No Series E Preferred Stock was released to the former Principals, and no Series E Preferred Stock was converted, during 2000.

Certain payments under, and other provisions of, the Termination Agreement were subject to arbitration proceedings. Effective March 31, 2000, the Company entered into a settlement agreement with the Former Principals ending all the outstanding litigation and resolving various matters relating to the Termination Agreement, pursuant to which the Former Principals relinquished any entitlement to Payments or Series E Preferred Stock. Also, as result of this settlement agreement, the Company reversed the remaining accrual of $842,000 that it had established in 1997 in connection with payments due under the Termination Agreement.

Media Equities International, LLC ("MEI") is a limited liability company, the principals of which are Terrence A. Elkes, Kenneth F. Gorman, John T. Healy, Ronald Lightstone and Bruce Maggin. Mr. Elkes is Chairman of the Board of the Company and Chief Executive Officer, Mr. Gorman is Vice-Chairman, and Messrs Healy, Lightstone and Maggin are directors of the Company.

During 1999, the Company reorganized the management of the Company whereby all operating officers report to the Office of the Chief Executive of which Mr. Elkes is Chairman and Chief Executive Officer and Mr. Gorman is Vice Chairman.

The Company has accrued the following fees payable to MEI:

  Three months ended March 31,                          2000           1999
                                                   -------------   -------------

    Guarantee fees pursuant to guarantee of
      Chase Bank loan facility                     $      6,250    $     12,500
    Management fees                                      75,000              --


Pursuant to guarantee agreements dated November 4, 1997, each of the principals of MEI had collectively guaranteed $2,000,000 and Messrs. Elkes, Gorman and Lightstone had collectively guaranteed $188,000 against borrowings under the Company's loan facility ("Chase Loan") with The Chase Manhattan Bank ("Chase Bank") to the extent such borrowings exceed the borrowing base as defined in the Chase Loan ("Borrowing Base"). At March 31, 2000, utilization of the Chase Loan exceeded the Borrowing Base by $2,737,000 which represented an over advance of $549,000 against the facility. In order to secure the repayment of any amounts the MEI principals may be required to pay to Chase Bank under the guarantees, MEI has been granted a security interest in substantially all of the assets of the Company. Such security interest is junior to the security interest of Chase Bank which secures the Company's obligations under the Chase Loan. During the first week of May 2000, Chase Bank called, and the guarantors paid, $90,000 of the $188,000 guarantee. The guarantors have sought reimbursement from the Company, which it has not paid.

The Company entered into a Publishing Agreement with Affinity Communications Corp. ("Affinity") pursuant to which the Company published "The Libido
Breakthrough: A Doctor's Guide to Restoring Sexual Vigor and Peak Health" by Stuart W. Fine, M.D. and Brenda Adderly, M.H.A. At the time of the agreement, Peter Engel was the President of the Company's publishing division, and controlled and maintained a significant ownership interest in Affinity. In addition, Mr. Engel is married to Ms. Adderly. The terms of the publishing agreement are similar to those contained in publishing agreements the Company enters into with unrelated parties, except as follows: Affinity entered into an agreement with Rexall Sundown pursuant to which Rexall was to purchase 33,000 copies of the book from Affinity. The Company agreed that Affinity would purchase such 33,000 copies from the Company at cost plus $25,000. As of March 31, 2000 the Company is due approximately $25,000, net of royalties, from Affinity.


NOTE 5 - NOTES PAYABLE

Notes payable at March 31, 2000 consist of the following:

        Chase Manhattan Bank revolving credit loan                 $  9,378,000
        Other                                                            13,000
                                                                   -------------
        Total notes payable                                        $  9,391,000
                                                                   =============


On November 12, 1997, the Company entered into an agreement with Chase Bank providing the Company with an $8,000,000 loan facility for working capital purposes. In May 1998, the Chase Loan was increased to $10,000,000 with the other terms of the original agreement remaining substantially the same. The Chase Loan is secured by substantially all of the Company's assets. The Chase Loan runs for three years until November 4, 2000. The Chase Loan establishes a "Borrowing Base" comprised of: (1) 35% of an independent valuation of the Company's audio library, (2) 85% of the Company's eligible receivables and (3) 30% of the Company's finished goods audio and book inventory. Prior to August 16, 1999, the Chase Loan provided that at any time, the Company could borrow up to the Borrowing Base. In addition, the Company could borrow or have letters of credit issued for a further $4,000,000 (provided the aggregate amount borrowed did not exceed $10,000,000) with the consent and guarantee of the principals of MEI, a significant shareholder of the Company. On August 16, 1999, the Chase Loan was amended and restated and currently provides that the Company may borrow or have letters of credit issued for up to $2,000,000 over the amount of the Borrowing Base (provided the aggregate borrowed does not exceed $10,000,000) without the consent or approval of MEI. The Chase Loan provides for interest at the bank prime rate (9.00% at March 31, 2000) plus 2% per annum or the bank's LIBOR rate (6.09% rate at March 31, 2000) plus 3% per annum, at the option of the Company. Both rates are applicable to Company draw-downs on the Chase Loan at March 31, 2000. In addition, unused commitment fees are payable at 1/2% per annum. The Chase Loan contains various covenants to which the Company must adhere including limitations on additional indebtedness, investments, acquisitions, capital expenditures and sale of assets, restrictions on the payment of dividends and distributions to shareholders, and various financial compliance tests.

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

At December 31, 1999 and March 31, 2000, the Company was not in compliance with certain of the financial tests in the Chase Loan and had requested waivers from Chase Bank. As of May 17, 2000 the Company had not received such waivers and there is no assurance that it will receive them in the future. Also, at March 31, 2000, the Company had borrowed $9,378,000 against the facility. In addition, Chase Bank has provided a letter of credit for $188,000 in respect of certain litigation. The Company has no funds available for borrowing at March 31, 2000 and is overdrawn by $549,000 against the facility.

During the first week of May 2000, Chase Bank paid a $90,000 draw on the letter of credit and called $90,000 of the $188,000 guarantee. The guarantors have sought reimbursement from the Company, which it has not paid.

On April 25, 2000, Chase Bank informed the Company that although the bank had not declared the Company's indebtedness to be immediately due and payable, and would continue to consider whether to honor borrowing requests, they were reserving all of their remedies under the facility.

The Company and Chase Bank have been in continuing discussions regarding future funding, and reached an oral agreement for Chase Bank to fund certain operating expenses on an interim basis, including the Company's hiring of a consultant to review strategic options. We have been in need of financing for some time, and we believe that our current capital resources are not sufficient to cover our current working capital requirements. There can be no assurance that the Company will obtain the financing necessary to sustain further operations.


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

The Company has accounted for the assets purchased at fair market value and no goodwill was recorded in connection with the transaction. Included in the fair market value of the assets recorded are production masters of $1,110,000 which are being amortized over a five-year period, ranging form 10% to 30% per year, consistent with the estimated timing of future revenues to be earned. Additionally, inventory and prepaid assets of $327,000 were recorded, and $113,000 was capitalized in connection with the estimated value of Audio Literature's sales and customer data which is being amortized on a straight-line basis over five years.


NOTE 7 - CAPITAL ACTIVITIES

The Company did not issue any additional shares of its common stock during the three months ended March 31, 2000.

STOCK OPTIONS AND WARRANTS

On July 21, 1999 and March 2, 2000, the Board approved the issuance of 1,265,000 and 510,000 options under the Plan to employees, officers and directors, such options being issued in September 1999 and May 2000, respectively.

Options outstanding under the Plan including those issued in May 2000 were as follows:

                                                Weighted
                                                Average
          Number of          Exercise           Exercise
            Shares             Price             Price
            ------             -----             -----
          2,333,000        $.88 - $3.75          $1.21

Options to acquire 1,987,003 shares of Common Stock under the Plan were currently exercisable.

Warrants outstanding at March 31, 2000 were as follows:

           Number of                                 Weighted
       Equivalent Common                             Average
            Shares            Exercise Price      Exercise Price
            ------            --------------      --------------

          4,413,838           $.50 - $12.00           $4.69

At March 31, 2000, all warrants to acquire shares of Common Stock were exercisable.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis below should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes to the Consolidated Financial Statements included elsewhere in this report.

FORWARD LOOKING STATEMENTS

Certain statements in this report, including those utilizing the phrases "will", "expects", "intends", "estimates", "contemplates", and similar phrases, are "forward-looking" statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended), including statements regarding, among other items, (i) the Company's strategy, (ii) the Company's intention to acquire or develop additional audio book, printed book and television product, (iii) the Company's intention to obtain financing, and (iv) the Company's ability to successfully implement its business strategy. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or be discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: uncertainty as to future operating results; growth and acquisition risks; certain risks relating to the entertainment industry; dependence on a limited number of projects; need for additional financing; potential for liability claims; dependence on certain outlets for publishing product; competition and legal proceedings and claims. Other factors which may materially affect actual results include, among others, the following: general economic and business conditions, industry capacity, changes in political, social and economic conditions and various other factors beyond the Company's control. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. See the relevant discussions elsewhere herein, in the Company's registration statement on Form S-3 (Registration No. 333-82553) and in the Company's periodic reports and other documents filed with the Securities and Exchange Commission for further discussions of these and other risks and uncertainties applicable to the Company and its business.

OVERVIEW

NewStar commenced business in 1985 as one of the pioneers of the audio book industry and has become one of the leading independent publishers (i.e., unaffiliated with any major book publishing company) of audio books in the United States. Through our audio book publishing division, we have produced and distributed approximately 100 to 120 new titles annually and have built a library of approximately 1,000 titles currently offered for sale. We have maintained a limited book publishing program. Although our current backlist includes more than fifty titles, we have not published, and do not plan to publish, any books in 2000. Through NewStar Television, we engage in the production and development of television programming. Through NewStar Worldwide, we engage in the distribution of feature films and television programming.

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

We have been experiencing a severe shortage of working capital and accordingly have been in discussions with a number of potential sources to provide capital. At the beginning of May 2000, we reached an oral agreement with our bank for interim financing following the Company's default under its credit agreement. Although the bank has not declared the Company's indebtedness to be due and payable, and stated that it would continue to consider whether to honor borrowing requests, the bank informed the Company in April 2000 that the bank was reserving all of its potential remedies. The Company and the bank have been in continuing discussions regarding future funding, and have reached an oral agreement for the bank to fund certain operating expenses on an interim basis, including the Company's hiring of a consultant to review strategic options. We have been in need of financing for some time and we believe that our current capital resources are not sufficient to cover our current working capital requirements. There can be no assurance that the Company will obtain the financing necessary to sustain further operations.


RESULTS OF OPERATIONS

Revenues for the quarter ended March 31, 2000 were $1,592,000 compared with $1,422,000 for the same period in 1999. Net loss for the quarter was $1,212,000 compared to a net loss of $1,626,000 for the same period in 1999.

The increase in revenues for the quarter ended March 31, 2000 was primarily attributable to the revenues earned on the production of "The National Enquirer", substantially offset by reduced publishing revenues resulting from working capital restrictions. The decrease in loss from operations was due principally to the reversal of accrued employee separation costs as a result of a settlement reached in the first quarter of 2000.

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

The following table sets forth divisional revenues and operating expenses as a percentage of total revenues:

                                                    Three Months Ended March 31,
                                                   -----------------------------
                                                        2000           1999
                                                   -------------   -------------
REVENUES
   Publishing                                               60 %            91 %
   Television and film                                      40               9
                                                   -------------   -------------
   Total                                                   100 %           100 %
                                                   -------------   -------------
OPERATING EXPENSES
   Publishing                                               43 %            69 %
   Television and film                                      16               7
   Selling, general & administrative                       153             166
   Employee separation costs settlement                    (53)             --
                                                   -------------   -------------
   Total                                                   160 %           242 %
                                                   -------------   -------------


QUARTER ENDED MARCH 31, 2000 COMPARED TO QUARTER ENDED MARCH 31, 1999
---------------------------------------------------------------------

Publishing
----------

REVENUES. Net publishing revenues for the quarter ended March 31, 2000 decreased $337,000 to $960,000 compared with $1,297,000 for the quarter ended March 31, 1999 with the decline being attributable to a contraction of the publishing business due to the Company's lack of working capital.

COST OF SALES. Cost of sales for the quarter ended March 31, 2000 decreased $278,000 to $695,000 from $973,000 for the quarter ended March 31, 1999. The decrease is primarily due to lower sales activity. Cost of sales as a percentage of net publishing revenues was 72% in the quarter ended March 31, 2000 compared to 75% for the quarter March 31, 1999.

Film and Television
-------------------

REVENUES. Film and television revenues for the quarter ended March 31, 2000 increased $507,000 to $632,000 from $125,000 for the quarter ended March 31, 1999. The revenue in the first quarter of 1999 was mostly from the sale of programs from the film library while the revenue in the same quarter this year was made up substantially from production and related fees in connection with the making of "The National Enquirer" in addition to library sales.

COST OF SALES. Film and television costs and amortization for the quarter March 31, 2000 increased $147,000 to $252,000 from $105,000 for the quarter ended March 31, 1999. The increase was attributable to the higher film and television revenues mentioned previously. Cost of sales as a percentage of net film and television revenues was 40% and 84% for the quarters ended March 31, 2000 and 1999, respectively. The improved margin in 2000 is mainly the result of the production and other related fees earned in connection with the for hire making of "The National Enquirer" which does not involve any substantial out-of-pocket cost to the Company.

General
-------

GROSS PROFIT. The Company experienced a gross profit of $645,000 for the quarter ended March 31, 2000 compared to $344,000 for the quarter ended March 31, 1999, resulting from the matters previously discussed regarding publishing and film revenues and cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). SG&A includes costs associated with selling, marketing and promoting the Company's products, as well as general corporate expenses including salaries, occupancy costs, professional fees, travel and entertainment. SG&A increased $77,000 to $2,441,000 for the quarter ended March 31, 2000 from $2,364,000 for the quarter ended March 31, 1999. This increase was mainly due to increased staff costs, operating expenses related to the acquisition of American Audio Literature in the second quarter of 1999.

EMPLOYEE SEPARATION COSTS. Effective March 31, 2000, the Company entered into a settlement agreement with the Former Principals ending all the outstanding litigation and resolving various matters relating to the Termination Agreement, pursuant to which the Former Principals relinquished any entitlement to Payments or Series E Preferred Stock. As result of this settlement agreement, the Company reversed the remaining accrual of $842,000 that it had established in 1997 in connection with payments due under the Termination Agreement.

NET INTEREST EXPENSE. Net interest expense for the quarter March 31, 2000 was $244,000 compared with $198,000 for the quarter ended March 31, 1999. The increase in net interest expense is primarily the result of increased utilization of the Chase Loan facility and higher interest rates.


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

At December 31, 1999 and March 31, 2000, we were not in compliance with certain of the financial tests in the Chase Loan and have requested waivers from Chase Bank. As of April 11, 2000, we had not received such waivers and there is no assurance that we will receive them in the future. Also, at March 31, 2000, the Company had borrowed $9,378,000 against the facility. In addition, Chase Bank has provided a letter of credit for $188,000 in respect of certain litigation. The Company has no funds available for borrowing at March 31, 2000 and is overdrawn by $549,000 against the facility.

The first week of May 2000, Chase Bank paid a $90,000 draw on the letter of credit and called $90,000 of the $188,000 guarantee. The guarantors have sought reimbursement from the Company, which it has not paid.

On April 25, 2000, Chase Bank informed the Company that although the bank has not declared the Company's indebtedness to be immediately due and payable, and would continue to consider whether to honor borrowing requests, that they were reserving all of their remedies under the facility. The Company and Chase Bank have been in continuing discussions regarding future funding, and reached an oral agreement for Chase Bank to fund certain operating expenses on an interim basis, including the Company's hiring of a consultant to review strategic options.

We have experienced significant negative cash flows from operations, including $7,018,000, $10,659,000 and $8,691,000 for the years ended December 31, 1999,
1998 and 1997. We believe that our current capital resources are not sufficient to cover our current working capital requirements and accordingly are presently in discussions with a number of potential sources to provide additional capital. There are however no assurances that such financing will be obtained. Also see
Note 5 of Notes To Consolidated Financial Statements. In the event that additional working capital is not obtained or not obtained in sufficient amounts, the Company will not be able to continue operations.

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

Our television production activities can affect our capital needs in that the revenues from the initial licensing of television programming may be less than the associated production costs. Our ability to cover the production costs of particular programming is dependent upon the availability, timing and the amount of fees obtained from distributors and other third parties, including revenues from foreign or ancillary markets where available. In any event, from time to time we are required to fund at least a portion of its production costs, pending receipt of programming revenues, out of our working capital. Although our strategy generally is not to commence principal photography without first obtaining commitments, which cover all, or substantially all of the budgeted production costs, from time to time we may commence principal photography without having obtained commitments equal to or in excess of such costs. In such circumstances, we will be required to fund at least a portion of production and distribution costs, pending receipt of anticipated future revenues, from working capital, from additional debt or equity financings from outside sources or from other financing arrangements, including bank financing. There is no assurance that any such additional financing will be available on acceptable terms.

In the event that additional funding is not obtained in the near future, the Company will not be able to continue operations.


PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The discussion in this Item 1 should be read in conjunction with the Company's Annual Report on Form 10-KSB and 10-KSB/A for the year ended December 31, 1999 which contains descriptions of pending and settled legal proceedings to which the Company is a party.

On July 7, 1999, Baby Dica, Inc. filed a complaint against William A. Shields ("Shields"), G.E.L. Productions, Inc. ("G.E.L."), Dove International and Does 1 through 25. NewStar Worldwide Inc., formerly known as Dove International, Inc., has never been served in the lawsuit. Plaintiff claims to have filed an Amendment to Complaint on April 7, 2000 naming New Star Media, Inc. as Doe 1. The Complaint alleges claims for fraud, breach of contract, conversion, and breach of fiduciary duty relating to written agreements entered into in 1995 and 1996 between plaintiff and Shields and G.E.L. concerning G.E.L.'s distribution of four of plaintiff's motion pictures: "Checkmate" aka "Deep Cover," "The Palace," "Victim of Desire," and "Showtime." The Complaint requests damages in excess of $1,400,000 and punitive damages of not less than $1,000,000. We believe that if the action is pursued against us, there would be no basis for liability on the part of the Company nor NewStar Worldwide. However, there can be no assurance that we will prevail in the action.

In addition to the above claims and the claims identified in the Company's Annual Report on Form 10-KSB and 10-KSB/A for the year ended December 31, 1999 the Company is a party to various other routine legal proceedings and claims incidental to its business.

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

There were no changes in securities during the quarter ended March 31, 2000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

See the discussion in Note 5 of the Notes to Consolidated Financial Statements in Item 1 of Part I herein which discussion is incorporated by reference in this
Item 3 of Part II.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Annual Meeting of Shareholders was held on January 18, 2000. The following matters were submitted to shareholders and received the following vote tabulation.

Election of Directors to serve for a term of one year or until their successors are duly elected and qualified:

Terrence A. Elkes        20,174,833 votes for       101,276 votes withheld
Ronald Lightstone        20,174,833 votes for       101,276 votes withheld
Bruce Maggin             20,174,833 votes for       101,276 votes withheld
Lee Masters              20,174,833 votes for       101,276 votes withheld
John R. Sprieser         20,174,833 votes for       101,276 votes withheld

Series B Director Nominees
--------------------------
Ken Gorman        2,000,000 votes for     0 votes against     0 votes abstaining     0 broker non-votes
John T. Healy     2,000,000 votes for     0 votes against     0 votes abstaining     0 broker non-votes

Ratification of the appointment of KPMG LLP as the Company's independent accountants for the fiscal year ending December 31, 1999:

     20,142,467 votes for     89,491 votes against     44,051 votes abstaining     0 broker non-votes

Adoption of the NewStar Media Inc. 1999 Stock Incentive Plan:
     13,751,696 votes for     157,641 votes against    36,506 votes abstaining     6,310,266 broker non-votes


ITEM 5.  OTHER INFORMATION

          On May 17, 2000, the Company accepted the resignation of John T. Brady as Vice President and Chief Financial Officer effective May 26, 2000. The Company is entering into a consulting agreement under which Mr. Brady will provide services to the Company as Acting Chief Financial Officer. On May 17, 2000, Lee Masters resigned as a Director of the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)    Exhibits:

       27    Financial Data Schedule

(B)    Reports on Form 8-K:


        A report on Form 8-K (dated February 3, 2000) was filed on March 9, 2000, reporting under item 5 the Company's new publishing management, the status of the listing of the Company's common stock on the Nasdaq SmallCap Market, the settlement of three lawsuits, and the Risk Factors contained in the Company's filing under Rule 424b.

          A report on Form 8-K (dated March 13, 2000) was filed on March 16, 2000, reporting under item 5 the delisting of the Company's common stock from the Nasdaq SmallCap Market and its listing on the OTC Bulletin Board.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NEWSTAR MEDIA INC.

Date: May 19, 2000                    By  /S/ TERRENCE A. ELKES
                                          -------------------------------------
                                          Terrence A. Elkes
                                          Chairman and Chief Executive Officer


Date: May 19, 2000                    By  /S/ JOHN T. BRADY
                                          -------------------------------------
                                          John T. Brady
                                          Chief Financial Officer

                               NEWSTAR MEDIA INC.
                                INDEX TO EXHIBITS


     Exhibit
     Number
     ------

       27           Financial Data Schedule